Form 10-K
period 2022-09-30
MESA AIR GROUP INC
filed 2022-12-29
CIK 810332

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of March 31, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $158,957,586.

As of September 30, 2022, the registrant had 36,376,897 shares of common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  The Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2022

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
▪

reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular agreement by (ii) the maximum number of block hours that could be flown during such month under the particular agreement) under our capacity purchase agreements;

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

Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports we have filed with the SEC may be further amplified by the impact of the shortage of pilots. While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I

ITEM 1.  BUSINESS

General

Mesa Air Group, Inc. is the holding company of Mesa Airlines, Inc., a regional air carrier providing scheduled passenger service to 107 cities in 39 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. ("American") and United Airlines, Inc. ("United"), and pursuant to the terms of a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix, and Washington-Dulles.

As of September 30, 2022, we operated under the CPAs and FSA, or maintained as operational spares, a fleet of 158 aircraft with approximately 306 daily departures. We also lease two (2) aircraft to a third party as of September 30, 2022. We operate 42 CRJ-900 aircraft under our capacity purchase agreement and as spares with American (the "American CPA"); 20 E-175LL, and 60 E-175 aircraft under our capacity purchase agreement with United (the "United CPA"), and three (3) Boeing 737-400F aircraft under our flight services agreement with DHL (the “DHL FSA”). For our fiscal year ended September 30, 2022, approximately 45% of our revenues were earned under the American CPA, approximately 48% were earned under the United CPA, approximately 5% were earned from leases of aircraft to a third party and approximately 2% were earned under the DHL FSA. All our operating revenue in our fiscal year 2022 and 2021 was derived from operations associated with our American and United CPAs, DHL FSA, or from leases of aircraft to a third party.

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

Impact of Pilot Shortage and Attrition

During our fiscal year ended September 30, 2022, the severity of the pilot shortage and attrition and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate to backfill the thousands of pilots whom they offered early retirements to at the beginning of the pandemic. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay by nearly 118% for captains and 172% for new-hire first officers.

In response to this pilot shortage and attrition, pilot wage increases and their negative impacts on our financial results, we have implemented and continue to put in place the following plans and initiatives:

▪	Working collaboratively with our major partners, we have and continue to address financial and operational impacts of pilot attrition, hiring and overall associated costs.
▪

We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot throughput. We have purchased 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft, with the option to buy an additional 75 over the next year. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their ATP certificate.

▪	We added flight training simulators and flight training instructors to expand our training capacity to backfill pilots lost to attrition.
▪	We increased the hourly pay for pilots to exceed the industry average in an effort to retain current pilots and attract new pilots.
▪

We expanded the United Aviate program participation to include all pilots flying for Mesa. Previously, pilots had to fly under the United Express contract for a minimum of two (2) years to qualify for the flow through to United Airlines. Now, all pilots regardless of contract, are eligible to flow through to United Airlines enhancing Mesa's ability to attract and retain pilots.

▪	We continue to evaluate other initiatives to increase pilot recruitment and accelerate training throughput.
▪	We formally listed 11 of our CRJ-900 aircraft and one (1) CRJ-200 aircraft for sale to raise capital and retire debt.
▪	We listed 18 CRJ-700 aircraft during the reporting period, of which 10 were sold. The approximate proceeds from the sale in the quarter was $50 million.
▪	We initiated discussions to refinance and defer repayment of our outstanding and drawn balance on our revolving credit facility with CIT Bank, N.A which is currently due in December 2022.
▪	We delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

While these initiatives outlined above may alleviate pressure on financial performance, there is no guarantee these initiatives will come to fruition or otherwise achieve their desired objective. See the disclosure under Note 1 - Organizations and Operations - Impact of Pilot Shortage and Attrition" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the above initiatives that were implemented subsequent to our fiscal year ended September 30, 2022 and the disclosures under Note 18 - Subsequent Events in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of certain other agreements entered into subsequent to our fiscal year ended September 30, 2002, including an amendment to our American CPA to wind down our operations with American, an expansion of our United CPA to transition aircraft from the American CPA to operate under the United CPA, and certain other financial accommodations.

COVID-19 Pandemic

Beginning in fiscal 2020, COVID-19 surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our revenue and operating results during fiscal 2022, 2021, and 2020. Any similar outbreaks in the future may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for discussion of the risks and uncertainties associated with the COVID-19 pandemic.

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

Minimize Tail Risk

We have structured our aircraft leases and financing arrangements to minimize or eliminate, as much as possible, so-called "tail risk," which is the amount of aircraft-related lease obligations or projected negative equity existing beyond the term of that aircraft's corresponding capacity purchase or flight services agreement. We intend to continue to align the terms of our aircraft leases and financing agreements with the terms of our capacity purchase agreements and flight services agreement to maintain low "tail risk."

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

As of September 30, 2022, we had 158 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (70-76 seats)	Canadair Regional Jet-700 (50-70 seats)	Canadair Regional Jet-900 (76-79 seats)(1)	Canadair Regional Jet-200 (50 seats)	Boeing 737 (Cargo)	Total
American Eagle	—	—	42	—	—	42
United Express	80	—	—	—	—	80
DHL Express	—	—	—	—	3	3
Held for sale	—	8	11	1	—	20
Leased to third party	—	2	—	—	—	2
Subtotal	80	10	53	1	3	147
Unassigned	—	—	11	—	—	11
Total	80	10	64	1	3	158

(1)

As of September 30, 2022, the Company is utilizing 11 spare aircraft to support our American CPA. Additionally, the Company classified 11 CRJ-900 aircraft as assets held for sale during the year ended September 30, 2022.

The following table lists the aircraft we own and lease as of September 30, 2022 and the passenger capacity of such aircraft:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	62	(2)	80	70-76
CRJ-900 Regional Jet	49	15		64	76-79
CRJ-700 Regional Jet	8	2		10	50-70
CRJ-200 Regional Jet	1	—		1	50
Boeing 737 Cargo Jet	—	3	(3)	3
Total	76	82		158

(2)	All 62 of these E-175 aircraft are owned by United and leased to us at nominal amounts.
(3)	Two (2) of these Boeing 737 aircraft are subleased to us by DHL at nominal amounts and the third aircraft is leased to us by a third party.

MHI and Embraer regional jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of MHI and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. We do not currently have any existing arrangements with MHI or Embraer to acquire additional aircraft.

Capacity Purchase and Flight Services Agreements

Our agreements consist of the following:

▪	Operation of CRJ-900 aircraft under our American CPA;
▪	Operation of E-175 aircraft under our United CPA;
▪	Operation of Boeing 737 aircraft under our DHL FSA.

The financial arrangements between the Company and its major partners include a revenue-guarantee arrangement. Under these revenue-guarantee provisions, our major partners pay us a fixed minimum monthly amount per aircraft under contract, plus additional amounts related to departures and block hours flown. We also receive direct reimbursement of certain operating expenses, including insurance. Other expenses, including fuel and ground operations are directly paid to suppliers by our major partners. We believe we are in material compliance with the terms of our capacity purchase agreements and flight services agreement with our major partners.

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

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our capacity purchase agreements for our fiscal years ended September 30, 2022 and 2021, respectively:

	Year Ended September 30, 2022				Year Ended September 30, 2021
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
American	2,668,953	$234,184	¢	8.77	3,271,841	$221,986	¢	6.78
United	4,005,795	$207,003	¢	5.17	4,579,957	$198,212	¢	4.33
Other	—	$37,295		—	—	$14,320		—
Total	6,674,748	$478,482	¢	7.17	7,851,798	$434,518	¢	5.53

American Capacity Purchase Agreement

As of September 30, 2022, we operated 42 CRJ-900 aircraft for American under our American CPA. In exchange for providing flight services under our American CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departures and controllable completion percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes, all as set forth in our American CPA. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions, as well as airport-related facilities and gates at American hubs and cities where we operate.

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

Under the American CPA, American has the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, (ii) five (5) aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 – 2023, and thereafter American has the right to remove the last 20 aircraft. American also has the right and option to withdraw one (1) aircraft upon each occurrence of the following: (i) if our controllable flight completion factor (“CCF”) falls below certain levels for a specified period of time, (ii) if our controllable on time departures (“CD0”)fall below certain levels for a specified period of time, and (iii) if we fail to meet certain cabin interior and refurbishment requirements as defined in the American CPA.

During fiscal year 2021, we entered into amendments to the American CPA. The amendments reflect the following:

▪

The addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) three (3) aircraft, from January 5, 2021 to March 3, 2021, (ii) increasing to a total of five (5) aircraft, from March 4, 2021 to May 5, 2021, (iii) decreasing to a total of three (3) aircraft, from May 6, 2021 to June 2, 2021, and (iv) increasing to a total of five (5) aircraft, from June 3, 2021 to August 17, 2021.

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

For the months of August, September, and October 2022, we did not meet the CD0 minimum performance levels under the American CPA. As noted above, the failure to meet such performance levels for two (2) consecutive months under the terms of the American CPA gives American the right to remove one (1) additional aircraft from the CPA for not meeting the CD0 minimum performance levels for two (2) consecutive months. The Company’s failure to meet the CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days’ notice and to provide a wind-down schedule.

In December 2022, we entered into Amendment No.11 to our American CPA. See the disclosure under Note 18 – “Subsequent Events” in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of Amendment No. 11 which includes among other things, disclosure regarding the wind-down of our operations with American and the termination of American CPA.

United Capacity Purchase Agreement

As of September 30, 2022, we operated 20 E-175LL and 60 E-175 aircraft for United under our United CPA. United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring 2032 and 2033.

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

United reimburses us on a pass-through basis for certain costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the aircraft owned by United. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected aircraft leased from United at no cost to us. In addition, if United removes any of our 18 owned E-175 aircraft from service at its direction, United would remain obligated, at our option, to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the United CPA.

On November 26, 2019, we amended and restated our United CPA to, among other things, incorporate the terms of the 14 prior amendments to that Agreement and to extend the term thereof through the addition of 20 new Embraer E-175LL aircraft to the scope of such Agreement. Under this amendment and restatement, these new aircraft were to be financed and owned by us and operated for a period of 12 years from the in-service date. Deliveries of the new E-175LL aircraft were scheduled to begin in May 2020. In March 2020, the deliveries of the new E-175LL aircraft were negotiated between United and Embraer to begin in September 2020 and be completed by the quarter ended June 30, 2021.  Commencing five (5) years after the actual in-service date, United has the right to remove the E-175LL aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the 10-year anniversary of the in-service date, certain accelerated margin payments.

On November 4, 2020, we amended and restated our United CPA to, among other things, amend the ownership by United, in lieu of Mesa Airlines, of the 20 new E175LL aircraft. Under this amendment, these aircraft were financed by United and leased to the Company to operate for a period of 12 years from the aircraft acceptance and in-service date. We agreed to adjusted rates to account for the change in ownership of the E175LL aircraft, granted United relief from certain provisions related to minimum utilization until December 31, 2021 and the additional right to remove one (1) or more E-175LL aircraft in the event that we fail to meet certain financial covenants. We also agreed to a one-time provision for United to prepay $81.5 million under the United CPA for our future performance (the “Prepayment”) and the application of certain discounts to certain payment obligations of United under the United CPA. Weekly payments under the United CPA were discounted following the Prepayment, with $65.1 million of the Prepayment earned during our first and second quarters of fiscal 2021 and the remaining $16.4 million repaid to United during the second quarter of fiscal 2021. The terms of the Prepayment also included affirmative and negative covenants and events of default customary for transactions of this type. Proceeds from the Prepayment were used to retire debt on certain airframes and engines that now serve as collateral under the term loan facility provided to Mesa Airlines by the U.S. Department of the Treasury.

In September 2021, we amended our United CPA to, among other things, adjust certain rates to account for the change in ownership of the E-175LL aircraft, and provide for temporary reduced rates during periods in which the Company receives government assistance.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement. During August of 2022, we committed to a formal plan to sell 18 of our CRJ-700 aircraft and subsequently terminated the leases on such aircraft.

Our United CPA is subject to early termination prior to its expiration in various circumstances including:

▪	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪	If we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to 30 days' notice and cure rights;
▪	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the CPA; or
▪	If we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier;
▪

United, subject to certain conditions, including the payment of certain costs tied to aircraft type, may terminate the CPA in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more;

▪

If United elects to terminate our United CPA in its entirety or permanently remove certain aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us; and

▪

Commencing five (5) years after the actual in-serve date, United has the right to remove the E-175 aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the 10-year anniversary of the in-service date, certain accelerated margin payments..

In December 2022, we entered into the Third Amended and Restated Capacity Purchased Agreement with United which amended and restated the existing United CPA (the “Amended and Restated United CPA”). See the disclosure under Note 18 – “Subsequent Events” in the notes to the audited consolidated financial statement included in this Annual Report on Form 10-K for a discussion of the Amended and Restated United CPA which includes among others, disclosure regarding the transition of the aircraft operated under the American CPA to be operated under the Amended and Restated United CPA.

DHL Flight Services Agreement

On December 20, 2019, we entered into our DHL FSA. As of September 30, 2022, we operate three (3) Boeing 737-400F aircraft to provide cargo air transportation services to DHL. In exchange for providing such services, we receive a fee per block hour with a minimum block hour guarantee. We are also eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support including fueling and airport fees are paid directly by DHL.

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

The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one (1) or more aircraft for a period of one (1) year with 90 days’ advance written notice.

Our DHL FSA is subject to termination rights prior to its expiration in various circumstances including:

▪	If either party fails to comply with the obligations, warranties, representations, or undertakings under the DHL FSA, subject to certain notice and cure rights;
▪	If either party is declared bankrupt or insolvent;
▪	If we are unable to legally operate the aircraft under the DHL FSA for a specified number of days;
▪	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 days’ written notice;
▪	If we fail to comply with performance standards for three (3) consecutive measurement periods;
▪	If we are subject to a labor incident that materially and adversely affects our ability to perform services under the DHL FSA for a specified number of days;
▪	Upon a change in control or ownership of the Company; and
▪

DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and we do not provide alternate services at our expense, or if the aircraft becomes unavailable for more than 30 days due to unscheduled maintenance.

For the months of April, May, and June 2022, we did not meet the CCF and CA minimum performance levels under the DHL FSA. The failure to meet the minimum performance levels for three (3) consecutive months under the terms of the DHL FSA gives DHL the right to terminate the FSA. The Company has received a waiver arising out of the failure to meet the aforementioned CCF and CA performance levels.

Maintenance and Repairs

Airlines are subject to extensive regulation. We have a FAA mandated and approved maintenance program. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three (3) general categories: line maintenance, heavy maintenance, and component service. We also outsource certain aircraft maintenance and other operating functions. We use competitive bidding among qualified vendors to procure these services. We have long-term maintenance contracts with AAR to provide fixed-rate parts procurement and component overhaul services for our aircraft fleet. Under these agreements, AAR provides maintenance and engineering services on any aircraft that we designate during the term of the agreement, along with access to a spare parts inventory pool, in exchange for a fixed monthly fee.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft. Line maintenance is performed at certain locations throughout our system and represents the majority of and most extensive maintenance we perform. Major airframe maintenance checks consist of a series of more complex tasks that can take from one (1) to four (4) weeks to accomplish and typically are required approximately every 28 months, on average, across our fleet. Engine overhauls and engine performance restoration events are quite extensive and can take two (2) months. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. We expect to begin the initial planned engine maintenance overhauls on our new engine fleet approximately four (4) to six (6) years after the date of manufacture and introduction into our fleet, with subsequent engine maintenance every four (4) to six (6) years thereafter. Due to our current fleet size, we believe outsourcing all of our heavy maintenance, engine restoration, and major part repair is more economical than performing this work using our internal maintenance team.

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

Human Capital Management

As of September 30, 2022, we employed approximately 2,454 employees, consisting of 851 pilots or pilot recruits, 791 flight attendants, 35 flight dispatchers, 478 maintenance employees and 299 employees in administrative or other roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

As of September 30, 2022, approximately 66.9% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Amendable As of
Pilots	851	Air Line Pilots Association	10/17/2022
Flight Attendants	791	Association of Flight Attendants	8/30/2022
Dispatchers	35
Maintenance Department	478
Administrative	299

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

Our corporate headquarters and training facilities in Phoenix, Arizona are subject to long-term leases expiring on November 30, 2032 and May 31, 2025, respectively.

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

The U.S. government has negotiated "open skies" agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a recently implemented liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an "open skies" agreement. Our flights to Canada, Cuba and the Bahamas are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S., Mexican, Canadian, Cuban, or Bahamian aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. In particular, there is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two (2) governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing "open skies" agreements or volatility in U.S., Mexican, Canadian, Cuban, or Bahamian aviation polices because our major partners control route selection and scheduling under our capacity purchase agreements.

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

Airport Access

Flights at three (3) major domestic airports are regulated through allocations of landing and takeoff authority (i.e., "slots" and "operating authorizations") or similar regulatory mechanisms, which limit take-offs and landings at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at two (2) of the airports we serve, Ronald Reagan Washington National Airport (DCA) in Washington, D.C., and New York's LaGuardia Airport (LGA). In addition, John Wayne Airport (SNA) in Orange County, California, has a locally imposed slot system. Our operations at these airports generally require the allocation of slots or analogous regulatory authorizations, which are obtained by our major partners.

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, air carriers, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints, and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, capacity purchase disclosure and undisclosed display bias, and is reviewing new guidelines to address the transparency of airline non-ticket fees and refunding baggage fees for delayed checked baggage. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one (1) airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

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

Legal Proceedings

The Company is subject to two (2) putative class action lawsuits alleging federal securities law violations in connection with its initial public offering in August 2018 (“IPO”) — one (1) in the Superior Court of the State of Arizona and one (1) in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2022, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

We are also involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that we do not believe will have a material adverse effect upon our business, financial condition, or results of operations, although no assurance can be given to the ultimate outcome of any such proceedings.

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

▪	We may become involved in litigation that may materially adversely affect us.
▪	Maintenance costs will likely increase as the age of our jet fleet increases.
▪	Disagreements regarding the interpretation of our agreements with our major partners could have an adverse effect on our operating results and financial condition.
▪	If we face problems with any of our third-party service providers, our operations could be adversely affected.
▪	Regulatory changes or tariffs could negatively impact our business and financial condition.
▪	The issuance of operating restrictions applicable to one of the fleet types we operate could negatively impact our business and financial condition.
▪	If we have a failure in our technology or security breaches of our information technology infrastructure our business and financial condition may be adversely affected.
▪	We are subject to various environmental and noise laws and regulations.
▪	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
▪	We may not be able to successfully implement our growth strategy, or make opportunistic acquisitions.
▪	Our ability to obtain financing or access capital markets may be limited.

▪	Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.
▪	Risks associated with our presence in international emerging markets may materially adversely affect us.
▪	Future public health threats similar to COVID-19 that negatively impact the demand for air travel could adversely impact our business.
▪	The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major partners.
▪	We are subject to significant governmental regulation.
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

▪	Terrorist activities or warnings have dramatically impacted the airline industry and are likely to continue to do so.
▪	The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.
▪	The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
▪	If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our stock price and trading volumes could decline.
▪	Additional issuances of our common stock, whether by us or as a result of the exercise of our outstanding warrants, could materially affect the value of our common stock.
▪	Our corporate charter limits certain transfers of our stock, which could have an effect on the market price and liquidity of our common stock.
▪	We currently do not intend to pay dividends on our common stock.
▪	As an emerging growth company, reduced disclosure and regulatory requirements applicable to us may make our stock less attractive to investors.
▪	The requirements of being a public company may strain our resources, increase our operating costs and divert management’s attention.
▪

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports and have a material adverse effect on our business.

For a more complete discussion of the material risk factors relevant to us, see below.

Risks Related to Our Business

We are highly dependent on our agreements with our major partners.

We derive substantially all of our operating revenue from our capacity purchase agreements with our major partners. American accounted for approximately 45% and 45% of our total revenue for our fiscal years ended September 30, 2022 and 2021, respectively. United accounted for approximately 48% and 52% of our revenue for our fiscal years ended September 30, 2022 and 2021, respectively. A termination of either our American or United capacity purchase agreements would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. See “Item 1. Business” for additional information on our capacity purchase agreements with American and United.

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

Reduced utilization levels of our aircraft under our agreements with our major partners, to the extent they continue, would have a material adverse impact our results of operations and financial condition.

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

Our American CPA establishes minimum levels of flight operations. In prior periods, the FAA Qualification Standards and associated regulation related to pilot qualification and flight training standards have negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels, resulting in certain cases issuing credits to American pursuant to the terms of our American CPA, temporarily removing aircraft from service or performance penalties. Additionally, American may withdraw covered aircraft under certain circumstances pursuant to the terms of our American CPA.

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

The airline business is a capital-intensive business and, as a result, we are highly leveraged. As of September 30, 2022, we had approximately $615.3 million in total long-term principal balance (including current portion of $97.2 million, of which $2.7 million pertain to finance lease obligations) and $19.4 million available for borrowing under our CIT Revolving Credit Facility. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. During our fiscal years ended September 30, 2022, 2021, and 2020, our principal debt service payments totaled $114.9 million, $271.0 million, and $138.3 million, respectively.

We also have significant long-term lease obligations, primarily relating to our aircraft fleet, office space, and other facilities. As of September 30, 2022, we had 16 aircraft under operating leases (excluding aircraft leased at nominal amounts from United and DHL) in addition to other leases of facilities and equipment, with an average remaining term of 3.8 years. As of September 30, 2022, future minimum lease payments due under all long-term operating leases were approximately $37.2 million and future debt service obligations were $720.7 million, including finance lease obligations and interest payments.

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

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, or selling the aircraft held for sale. However, given the impact of the current economic condition on the U.S. financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. If the Company's liquidity is materially diminished, the Company's cash flow available to fund its working capital requirements, capital expenditures and business development efforts may be materially and adversely affected.

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

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments, or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume, or suffer to exist any liens.  See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding the Company's liquidity and capital resources as of September 30, 2022.

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

The loss of key personnel upon whom we depend on to operate our business or the inability to attract additional qualified personnel could adversely affect our business.

We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Among other things, the CARES Act imposes significant restrictions on executive compensation, which will remain in place through the date that is one (1) year after the amounts outstanding under our Loan and Guarantee Agreement with the U.S. Department of the Treasury are fully repaid. Such restrictions, over time, will likely result in lower executive compensation in the airline industry than is prevailing in other industries which may present retention challenges in the case of executives presented with alternative, non-airline opportunities. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations, and financial condition.

If the supply of pilots to the airline industry remains constrained and pilot attrition continues to exceed historical levels, our results of operations and financial condition would be negatively impacted.

In prior periods, the FAA Qualification Standards (and associated regulations) related to pilot qualification and flight training standards discussed in “Item 1. Government Regulation” dramatically reduced the supply of qualified pilot candidates and negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our CPAs, resulting in certain cases issuing credits to our major partners, temporarily removing aircraft from service under a CPA, or performance penalties.

More recently, our operations have continued to be negatively impacted by the pilot shortages that have plagued the airline industry as whole, and by the associated pilot attrition that we believe has disproportionately impacted regional airlines, including us.  Our pilots continue to be recruited by other carriers, primarily the major carriers and heavy equipment cargo operators, which generally offer higher salaries and more extensive benefit programs.  The magnitude of this attrition in fiscal 2022 created significant backlogs in training, further exacerbating an already challenging environment.  These events have had, and continue to have, a negative impact on pilot scheduling, work hours, and the number of pilots required to support our operations.

There has been significant press coverage during fiscal 2022 regarding the issues stemming from the pilot shortages (namely flight cancellations and delays by the major carriers), with no airline being immune to the issues created by the pilot shortage or the associated negative press.  As we have in the past, we are taking important steps to further attract, hire and retain qualified pilots, including the ongoing implementation of significant pilot wage and bonus increases, pilot retention initiatives, increases in training capacity, and other cost efficiency initiatives. Notwithstanding these steps, our current rate of hiring has not kept pace with attrition.  As such, even with increases in training capacity we are not currently able to hire qualified pilots at a rate sufficient to fill all available classroom training spaces, which in turn has negatively impacted the number of pilots available for scheduled operations.  No assurance can be given that the measures we are currently taking or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. While we remain engaged in negotiations with ALPA over other areas of our collective bargaining agreement with ALPA, we believe these pay increases will positively impact our ability to attract, hire, and retain pilots in future periods.

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

As of September 30, 2022, we had approximately $865.3 million of property and equipment and related assets, net of accumulated depreciation, of which $660.8 million relates to aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. For our fiscal year ended September 30, 2022, we recognized approximately $109.7 million of impairment losses on our owned and leased aircraft and related assets. See Note 8 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our impairment of long-lived assets.

The amounts we receive under our agreements may be less than the corresponding costs we incur.

Under our capacity purchase agreements with American and United and flight services agreement with DHL, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2022, approximately $51.4 million, or 8.5%, of our operating costs under our agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our agreements, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2022, approximately 66.9% of our workforce was represented by labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. While we remain engaged in negotiations with ALPA over other areas of our collective bargaining agreement, we believe these pay increases will positively impact our ability to attract, hire, and retain pilots in future periods.

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

The average age of our E-175, CRJ-900, Boeing 737 and CRJ-700 type aircraft is approximately 6.9, 16.0, 29.0, and 17.5 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results, and financial condition.

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

As of September 30, 2022, we had aggregate federal and state net operating loss (“NOL”) carryforwards of approximately $591.4 million and $247.0 million, which expire in fiscal years 2027-2038 and 2022-2042, respectively. Approximately $180.9 million of our federal NOL carryforwards are not subject to expiration. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and, if not utilized by fiscal 2023, are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre- change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

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

As of September 30, 2022, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020. The warrants have a term of five (5) years from the date of issuance and an initial exercise price of $3.98 per share. Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

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

As of September 30, 2022, we had outstanding warrants to purchase 4,899,497 shares of our common stock, all of which were held by the U.S. Treasury. We are currently in compliance with all applicable foreign ownership restrictions.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2022 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an "accelerated filer" or a "large accelerated filer," each as defined in the Exchange Act, or the date we are no longer an "emerging growth company," as defined in the JOBS Act. We are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2022. See ITEM 9A. CONTROLS AND PROCEDURES.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Flight Equipment

As of September 30, 2022, our aircraft fleet consisted of the following:

						Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	62	80	70-76	2,100	530	6.9
CRJ-900 Regional Jet	49	15	64	76-79	1,500	530	16.0
CRJ-700 Regional Jet	8	2	10	50-70	1,600	530	17.5
CRJ-200 Regional Jet	1	—	1	50	1,500	530	28.7
Boeing 737 Cargo Jet	—	3	3		2,600	530	29.0
Total	76	82	158

Several factors impact our fleet size, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is a summary of our fleet by aircraft type. Our actual future fleet size and mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

▪

E-175s – As of September 30, 2022, we operated 60 E-175 and 20 E-175LL aircraft under our United CPA. As part of our amended and restated United CPA, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five (5) years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft for four (4) additional three-year increments. In addition, 18 of the E-175 aircraft (owned by us) operating under our United CPA expire between January 2028 and November 2028, subject to United's early termination rights. In the current period, we added 20 E-175LL aircraft under the United CPA with a term of 12 years. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the United CPA in its discretion, or remove aircraft from service, by giving us 90 days’ notice.

▪

CRJ-900s – As of September 30, 2022, we operated 42 CRJ-900 aircraft under our American CPA and 11 CRJ-900 aircraft as operational spares. Our American CPA will expire in 2025 unless otherwise extended or amended. Our American CPA is subject to termination prior to that date, subject to our right to cure, in various circumstances. Eleven (11) of these CRJ-900 aircraft have been classified as held for sale during fiscal year 2022.

▪

CRJ-700s – As of September 30, 2022, our fleet included 10 CRJ-700 aircraft. Eight (8) of these CRJ-700 aircraft are classified as assets held for sale, and the remaining two (2) aircraft were leased to a third party.

▪	CRJ-200s – As of September 30, 2022, our fleet included one (1) CRJ-200 aircraft that has been classified as held for sale during fiscal year 2022.
▪

Boeing 737 Cargo Jets – As of September 30, 2022, we leased one (1) Boeing 737 aircraft from a third party and subleased two Boeing 737 aircraft from DHL under our DHL FSA. The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service. The first revenue generating flight took place in October 2020.

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

ITEM 3.  LEGAL PROCEEDINGS

We are subject to two (2) putative class action lawsuits alleging federal securities law violations in connection with our IPO, one (1) in the Superior Court of the State of Arizona and one (1) in U.S. District Court of Arizona. These purported class actions were filed in March and April 2020 against the Company, certain current and former officers and directors, and certain underwriters of the Company’s IPO. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement.

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2022, our management believed that the ultimate outcome of the two (2) putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol "MESA" since August 10, 2018. Prior to that date, there was no public market for our common stock.

Holders of Record

As of November 11, 2022, there were approximately 75 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders ("2023 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2022.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on August 10, 2018, and ends on September 30, 2022, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on August 10, 2018. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of 50 Month Cumulative Total Return
Assumes Initial Investment of $100
September 2022
Mesa Air Group, Inc.
NASDAQ Composite Index
NASDAQ Transportation Index
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
8/10/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2022, the Company repurchased a total of 14,957 shares of its common stock for $0.1 million to cover the income tax obligation on vested employee equity awards. The Company repurchased a total of 147,108 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2022.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 107 cities in 39 states, the District of Columbia, the Bahamas, and Mexico, as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (‘CPA”) with American and United and a flight services agreement (“FSA”) with DHL. We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix, and Washington-Dulles.

As of September 30, 2022, we operated under the CPAs and FSA, or maintained as operational spares, a fleet of 158 aircraft with approximately 306 daily departures. During 2022, we committed to a formal plan to sell certain of our CRJ-900 and CRJ-200 aircraft. We classified 11 CRJ-900 and one (1) CRJ-200 aircraft as assets held for sale as of September 30, 2022. We also leased 20 CRJ-700 aircraft to a third party for majority of the fiscal year. During the fourth quarter of 2022, we committed to a formal plan to sell 18 of the 20 CRJ-700 aircraft and terminated the leases on these 18 aircraft. We completed the sale of 10 CRJ-700 aircraft and eight (8) remained as assets held for sale as of September 30, 2022. We operate 42 CRJ-900 aircraft under our American CPA; 20 E-175LL and 60 E-175 aircraft under our United CPA. We operate three (3) Boeing 737-400F aircraft under the DHL FSA. For our fiscal year ended September 30, 2022, approximately 34% of our aircraft in scheduled service were operated for American, 64% were operated for United, and 2% were operated for DHL. All our operating revenue in our 2022 and 2021 fiscal years were derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party. All our operating revenue in our 2020 fiscal year was derived from operations associated with our American and United CPAs.

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

2022 Financial Highlights

For our fiscal year ended September 30, 2022, we had total operating revenues of $531.0 million, a 5.4% increase, compared to $503.6 million for our fiscal year ended September 30, 2021. Net loss for our fiscal year ended September 30, 2022 was $182.7 million, or $(5.06) per diluted share, compared to net income of $16.6 million, or $0.43 per diluted share, for our fiscal year ended September 30, 2021.

During our fiscal year ended September 30, 2022, our completed block hours decreased by 51,708, or 16.0%, compared to our fiscal year ended September 30, 2021.

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

In more recent periods, our pilots continue to be recruited by other carriers, primarily the major carriers and heavy equipment cargo operators, which generally offer higher salaries and more extensive benefit programs. The magnitude of this attrition in fiscal 2022 created significant backlogs in training, further exacerbating an already challenging environment. These events have had, and continue to have a negative impact on pilot scheduling, work hours, and the number of pilots required to support our operations.

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. While we remain engaged in negotiations with ALPA over other areas of our collective bargaining agreement with ALPA, we believe these pay increases will positively impact our ability to attract, hire, and retain pilots in future periods.

To further address the diminished supply of qualified pilots, we recently launched the Mesa Pilot Development Program (“MPD”). As part of this program, on September 22, 2022, we purchased 29 Pipistrel Alpha Trainer 2 aircrafts, with the option to buy an additional 75 over the next year. This new fleet will be the backbone of the MPD program, with pilots being provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flight costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their Airline Transport Pilot (“ATP”) certificate. As part of candidates’ commitment to flying for Mesa Airlines, flight costs will be repaid over three (3) years during the term of their employment.

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

As discussed generally above, we have announced a new pay structure whereby starting September 15, 2022, we will offer starting wages of $100 an hour for entry-level first officers, and $150 an hour for first-year captains while captains with 20 years of experience will be paid $215 an hour to remain competitive and attract and retain experienced, qualified pilots.

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

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2022, approximately 66.9% of our workforce was represented by the ALPA and AFA. In August 2022, we entered into a three-year Letter of Agreement with ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. While we remain engaged in negotiations with ALPA over other areas of our collective bargaining agreement with ALPA, we believe these pay increases will positively impact our ability to attract, hire, and retain pilots in future periods. In September 2022, we entered into a Letter of Agreement with AFA to extend the term of our agreement by two years.  Our extension with AFA provided, among other things, an increase in compensation for our flight attendants. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

Impact of Pilot Shortage. During our fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate to backfill the thousands of pilots whom they offered early retirements to at the beginning of the pandemic. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. These challenges resulted in a negative impact on the Company’s financial results highlighted by operating cash flows of $13.4 million and net loss of $182.7 million including a non-cash impairment charge related to the Company’s American asset group of $171.8 million. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet debt obligation in the next twelve months

To address the events that gave rise to such concerns, management developed and implemented the following material changes to its business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next 12 months.  In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next 12 months

▪

In the fourth quarter, the Company reached an agreement with ALPA which increased overall pilot hourly pay by nearly 118% for captains and 172% for new-hire first officers. As a result of this agreement, we have experienced reduced attrition rates and attracted new pilots.

▪

The Company and American have agreed to terminate and complete a wind-down of the American CPA. This will ultimately eliminate financial penalties incurred under the American CPA. In December 2022, we entered into Amendment No.11 to our American CPA. See the disclosure under Note 18 - "Subsequent Events" in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of Amendment No. 11 which includes among other things, disclosure regarding the wind-down of our operations with American and the termination of the American CPA.

▪

In December 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United which amended and restated the existing United CPA. This agreement increases block hour revenues to cover increased wages agreed to with ALPA and adds CRJ 900 aircraft currently operating under the American CPA. See the disclosure under Note 18 - "Subsequent Events" in the notes to the audited consolidated financial statement included in this Annual Report on Form 10-K for a discussion of the Amended and Restated United CPA which includes among others, disclosure regarding the transition of the aircraft operated under the American CPA to be operated under the Third Amended and Restated United CPA.

▪

We entered into an agreement with United to sell 18 CRJ-700 aircraft during the reporting period, of which 10 were sold. The approximate net proceeds from the sale in the quarter was $ 36.8 million after retirement of debt. The remaining eight (8) are expected to close in early January 2022. The approximate net proceeds from the sale and after retirement of debt is $8 million.

▪

We entered into an agreement with a third party to sell eleven (11) of our CRJ-900 aircraft and one CRJ-200 aircraft to raise capital and retire debt. The approximate net proceeds from the sale are expected to be $8.2 million after retirement of debt.

▪

We have entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale is expected to be $80 million and will retire debt of $26.4 million.

▪

We established a new line of credit totaling $25.5 million to draw upon when needed. See the disclosure under Note 18 - "subsequent Events" in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the line of credit and amount drawn upon subsequently.

▪

We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on all seven aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder MHIRJ agreed to reduce its loan amount by approximately $5 million.

▪	We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 aircraft at lease termination by a total of $25 million.
▪

We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot supply to Mesa.. We have entered into an agreement to purchase up to 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA and then be hired by Mesa. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their ATP certificate.

▪	We added flight training simulators and flight training instructors to expand our training capacity to backfill pilots lost to attrition.
▪

We have expanded the United Aviate program participation to include all pilots flying for Mesa. Previously, pilots had to fly under the United Express contract for a minimum of two (2) years to qualify for the flow through to United Airlines. Now, all pilots regardless of contract, are eligible to flow through to United Airlines enhancing Mesa's ability to attract and retain pilots.

▪	We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

These plans and initiatives outlined above have effectively alleviated pressure on financial performance. While we continue implement and monitor our plans and initiatives, there is no guarantee that these will continue to be effective and achieve their desired objectives.

As of September 30, 2022, the Company has $97.2 million of short-term debt due within the next twelve months.  We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity we have achieved as outlined above.

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

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, MHI, GE, and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2022, $ 50.6 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected in our consolidated balance sheet.

The average age of our E-175, CRJ-900, Boeing 737, and CRJ-700 type aircraft is approximately 6.9, 16.0, 29.0, and 17.5 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. In prior periods, we incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our capacity purchase agreements.

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

As of September 30, 2022, we had 82 aircraft in our fleet under lease, including 62 E-175 aircraft owned by United and leased to us at nominal amounts and three (3) Boeing 737 cargo jets subleased to us by DHL at nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.

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

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations and comprehensive (loss) income.

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

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger and hull insurance, aircraft property taxes, landing fees, and other aircraft and traffic servicing costs received pursuant to our agreements with our major partners, as well as certain maintenance costs related to United owned E-175 aircraft.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews, and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our capacity purchase agreements and flight services agreement, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our capacity purchase agreements were directly paid and supplied by our major partners. The fuel and related cost for flying under our DHL FSA were directly paid and supplied by DHL. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our capacity purchase agreements or DHL under our flight services agreement except fuel costs incurred for controllable ferry flights for American and United.

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

While we operate under two (2) separate capacity purchase agreements and one (1) flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one (1) operating and reportable segment.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2022 and 2021

We had an operating loss of $189.7 million in our year ended September 30, 2022 compared to operating income of $63.2 million in our year ended September 30, 2021. In our year ended September 30, 2022, we had a net loss of $182.7 million compared to net income of $16.6 million in our year ended September 30, 2021.

Our operating results for the year ended September 30, 2022 reflect an increase in flight operations expense resulting from increased pilot training as well as a decrease in maintenance expense mainly as a result of fewer C-checks. Additionally, there were no government grant funds utilized as an offset to operating expenses during the year ended September 30, 2022, compared to $119.5 million during the year ended September 30, 2021. Lastly, we recorded impairment charges of $62.1 million on certain of our CRJ aircraft that were classified as held for sale and $109.7 million on certain long-lived and ROU assets in our year ended September 30, 2022.

Operating Revenues

	Year Ended September 30,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$478,482		$434,518		$43,964	10.1%
Pass-through and other		52,519		69,073		(16,554)	(24.0)%
Total operating revenues		$531,001		$503,591		$27,410	5.4%
Operating data(1):
Available seat miles—ASMs (thousands)		6,674,748		7,851,798		(1,177,050)	(15.0)%
Block hours		271,511		323,219		(51,708)	(16.0)%
Revenue passenger miles—
RPMs (thousands)		5,549,595		5,893,195		(343,600)	(5.8)%
Average stage length (miles)		509		661		(152)	(23.0)%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.18	¢	5.53	¢	1.65	29.8%
Passengers		8,083,870		8,881,431		(797,561)	(9.0)%

(1)	The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue increased by $27.4 million, or 5.4%, during our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. Contract revenue increased by $44.0 million, or 10.1%, primarily due to normalized contractual rates from our major partners and recognition of higher deferred revenue, partially offset by reduced block hours flown and partner utilization penalties compared to the twelve months ended September 30, 2021. The increase in rates compared to the twelve months ended September 30, 2021 is attributable to temporarily reduced rates from our major partners impacting the twelve months ended September 30, 2021 as a result of lower labor costs due to government assistance received during the same period. Our pass-through and other revenue decreased during our fiscal year ended September 30, 2022 by $16.6 million, or 24.0%, primarily due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$177,038	$162,137	$14,901	9.2%
Maintenance	201,930	217,646	(15,716)	(7.2)%
Aircraft rent	36,989	39,345	(2,356)	(6.0)%
General and administrative	43,966	49,855	(5,889)	(11.8)%
Depreciation and amortization	81,508	82,847	(1,339)	(1.6)%
Lease termination	233	4,508	(4,275)	(94.8)%
Asset impairment	171,824	—	171,824	100.0%
Government grant recognition	—	(119,479)	119,479	(100.0)%
Other operating expenses	7,238	3,536	3,702	104.7%
Total operating expenses	$720,726	$440,395	$280,331	63.7%

Operating data:
Available seat miles—ASMs (thousands)	6,674,748	7,851,798	(1,177,050)	(15.0)%
Block hours	271,511	323,219	(51,708)	(16.0)%
Average stage length (miles)	509	661	(152)	(23.0)%
Departures	137,625	160,019	(22,394)	(14.0)%

Flight Operations. Flight operations expense increased by $14.9 million, or 9.2%, to $177.0 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. The increase was primarily driven by an increase in pilot training costs.

Maintenance. Aircraft maintenance expense decreased $15.7 million, or 7.2%, to $201.9 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. This decrease was primarily driven by a decrease in C-check expense, Engine overhaul expense, and pass-through maintenance on our E-175 fleet due to overall fewer maintenance events. This decrease was partially offset by an increase in labor and other costs. Total pass-through maintenance expenses reimbursed by our major partners decreased by $8.1 million during fiscal year 2022, compared to fiscal year 2021.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021	Change
Engine overhaul	$1,924	$14,598	$(12,674)	(86.8)%
Pass-through engine overhaul	21,710	16,815	4,895	29.1%
C-check	18,910	30,593	(11,683)	(38.2)%
Pass-through C-check	3,173	20,549	(17,376)	(84.6)%
Component contracts	26,223	25,890	333	1.3%
Rotable and expendable parts	26,967	26,741	226	0.8%
Other pass-through	20,358	15,963	4,395	27.5%
Labor and other	82,665	66,497	16,168	24.3%
Total	$201,930	$217,646	$(15,716)	(7.2)%

Aircraft Rent. Aircraft rent expense decreased by $2.4 million, or 6.0%, to $37.0 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. This decrease was primarily attributable to a decrease in engine rent due to fewer leased engines as well as a decrease in rent expense from aircraft leases due to the Company’s purchase of a previously leased aircraft in March 2021.

General and Administrative. General and administrative expense decreased by $5.9 million, or 11.8%, to $44.0 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. This decrease was primarily due to a decrease in property taxes. For our fiscal years ended September 30, 2022 and 2021, $8.2 million and $15.1 million, respectively, of our insurance and property tax expenses were reimbursed by our major partners.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.3 million, or 1.6%, to $81.5 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. The decrease is primarily attributable to a portion of our fleet being classified as held for sale during the twelve months ended September 30, 2022, offset by an increase in rotable parts and spare engine depreciation expense as well as amortization of deferred heavy maintenance.

Asset Impairment. Asset impairment expenses were $62.1 million and $109.7 million for our assets held for sale and long-lived and ROU assets, respectively, for our year ended September 30, 2022 compared to zero and zero for our year ended September 30, 2021. The increase is attributable to impairment charges on certain CRJ aircraft, both held for sale and held for use, and intangible assets of customer relationship during the year ended September 30, 2022.

Lease Termination. Lease termination expense decreased by $4.3 million, or 94.8%, to $0.2 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. We incurred a lease termination expense for a CRJ-900 aircraft purchased in March 2021 that was previously leased from Bombardier Capital.

Other Operating Expenses. Other operating expenses increased by $3.7 million, or 104.7%, to $7.2 million for our fiscal year ended September 30, 2022 compared to our fiscal year ended September 30, 2021. The increase is primarily due to the loss associated with derecognition of lease incentive assets when the Company terminated the leases of CRJ-700 aircraft to GoJet during the fiscal year ended September 30, 2022.

Government Grant Recognition. Government grant funds decreased by $119.5 million, or 100%, to zero for our fiscal year ended September 30, 2022 compared to our fiscal year ended September 30, 2021. Under the Consolidated Appropriations Act, the government provided the Company with a grant of $56.0 million in payroll support for the period of December 2020 through March 2021, and an additional $52.2 million in payroll support under the American Recovery Plan Act for the period of April 2021 through September 2021. We also received a total of $95.2 million under the CARES Act during the period April 2020 through October 2020, $83.8 million of which was utilized during fiscal 2020 and $11.4 million of which was utilized and recognized as an offset to operating expenses during the first quarter of fiscal year 2021. These government grant programs were no longer available during our fiscal year ended September 30, 2022.

Other Expense

Other expense increased by $4.2 million, or 10.2%, to $44.9 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. The increase is primarily a result of an increase in loss on investments in equity securities of $6.9 million as a result of a reduction in the market price of our investments in common stock and warrants of Archer Aviation, Inc. See Note 8 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our investments in equity securities.

Income Taxes

In our fiscal year ended September 30, 2022, our effective tax rate was 22.2% compared to 26.0% in our fiscal year ended September 30, 2021. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax (benefit) provision of $(52.0) million and $5.8 million for the fiscal years ended September 30, 2022 and 2021, respectively.

The income tax provision for our fiscal year ended September 30, 2022 resulted in an effective tax rate of 22.2%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, disallowed unrealized losses, and changes in state apportionment and statutory rates.

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

As of September 30, 2022, we had aggregate federal and state net operating loss carryforwards of approximately $591.4 million and $247.0 million, which expire in 2027-2038 and 2022-2042, respectively, with approximately $1.1 million of state net operating loss carryforwards that expired in 2022. Approximately $180.9 million of our federal NOL carryforwards are not subject to expiration.

See Note 13 - "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Total operating revenue decreased by $41.5 million, or 7.6%, during our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. Contract revenue decreased by $72.1 million, or 14.2%, primarily due to temporary reductions in rates provided to our major partners as a result of lower labor costs from government assistance received during such period, and flying fewer covered aircraft under the American CPA. Our block hours flown during our fiscal year ended September 30, 2021 increased 3.2% compared to our fiscal year ended September 30, 2020, due to an increase in demand for air travel and loosening of certain travel restrictions particularly during the second half of the year, and block hours flown under our DHL Flight Services Agreement which commenced in fiscal 2021. Our pass-through and other revenue increased during our fiscal year ended September 30, 2021 by $30.6 million, or 79.5%, primarily due to an increase in pass-through maintenance related to our E-175 fleet.

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

Flight Operations. Flight operations expense decreased $7.1 million, or 4.2%, to $ 162.1 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The decrease was primarily driven by a decrease in pilot and flight attendant wages and related expenses due to lower departures as well as lower pilot training costs.

Fuel. Fuel expense increased $ 0.2 million, or 33.6%, to $0.9 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The increase was primarily driven by fuel expense related to C-checks and ferry flights. All fuel costs related to flying under our capacity purchase agreements and flight services agreement during our fiscal years ended September 30, 2021 and 2020 were directly paid to suppliers by our major partners.

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

Lease Termination. Lease termination expense increased $ 4.5 million, or 100.0%, to $4.5 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. We incurred a lease termination expense for a CRJ-900 aircraft purchased in March 2021 that was previously leased from Bombardier Capital.

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

Other Expense

Other expense decreased $2.4 million, or 5.5%, to $40.8 million for our fiscal year ended September 30, 2021, compared to our fiscal year ended September 30, 2020. The decrease is primarily a result of a decrease in interest expense of $9.4 million due to a decrease in outstanding aircraft principal balances and lower interest rates resulting from the Loan and Guarantee Agreement with the U.S. Treasury, offset by losses on investments in equity securities of $6.8 million as a result of a reduction in the market price of our investments in common stock and warrants of Archer Aviation, Inc. See Note 8 - "Balance Sheet Information" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our investments in equity securities.

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

As of September 30, 2021, we had aggregate federal and state net operating loss carryforwards of approximately $541.3 million and $235.7 million, which expire in 2027-2038 and 2022-2042, respectively, with approximately $0.7 million of state net operating loss carryforwards that expired in 2021.

See Note 13 - "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2022	2021	2020
	(in thousands)
Reconciliation:
Net (loss) income	$(182,678)	$16,588	$27,464
Income tax expense	(51,990)	5,828	9,531
Income before taxes	$(234,668)	$22,416	$36,995
Adjustments(1)(2)(3)(4)(5)	170,918	3,558	—
Loss on investments, net(6)	13,715	6,816	—
Adjusted income before taxes	$(50,035)	$32,790	$36,995
Interest expense	35,289	34,730	44,120
Interest income	(139)	(365)	(105)
Depreciation and amortization	81,508	82,847	82,296
Adjusted EBITDA	66,623	150,002	163,306
Aircraft rent	36,989	39,345	48,802
Adjusted EBITDAR	$103,612	$189,347	$212,108

(1)

Our financial results include a loss of $3.2 million from write off of lease incentive assets for the fiscal year ended September 30, 2022, related to termination of the CRJ-700 leases to GoJet. Additionally, we recognized a lease termination expense of $0.2 million and $4.5 million for the fiscal year ended September 30, 2022 and 2021.

(2)

Our financial results include a (loss) gain on debt extinguishment of $(0.4) million and $1.0 million related to repayment of the Company’s aircraft debts during the fiscal year ended September 30, 2022 and 2021, respectively.

(3)	Our financial results include impairment charges of $62.1 million during our year ended September 30, 2022, related to certain of our aircraft which were classified as held for sale.
(4)	Our financial results include impairment charges of $109.7 million during our year ended September 30, 2022, related to our long-lived asset group for our CRJ-900 fleet.
(5)	Our financial results include a gain of $4.7 million on sale of 10 CRJ-700 aircraft during the fiscal year ended September 30, 2022.
(6)	Our financial results reflect losses on our investments in stock of $13.7 million and $6.8 million for the fiscal year ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, the Company has $99.1 million of principal maturity payments on long-term debt due within the next twelve months.  We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from our plans to sell the remaining eight (8) CRJ-700 aircraft, the 11 CRJ-900 aircraft, and one (1) CRJ-200 aircraft, refinance our revolving credit facility with CIT, and further amend our CPAs. If our plans are not realized, we will be required to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

On April 9, 2020, the Company entered into a letter amendment with lender, Export Development Canada (“EDC”), which provided for the deferral of scheduled principal payments beginning on March 19, 2020 through September 30, 2020. In November 2020, the Company repaid $164 million of existing debt, which included repayment of $19.9 million of the previously deferred principal payments owed to EDC as of September 30, 2020.

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

The Treasury Loan requires the Company, under certain circumstances, including within one business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Treasury Loan contains two (2) financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Treasury Loan also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, the Company is required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

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

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, and cash flows from operations. As of September 30, 2022, we had $57.7 million in unrestricted liquidity. Though our financial and operating results reflect the recovery in air travel demand during the second half of our 2021 fiscal year, we continue to monitor the longer-term impact of the pandemic, including its adverse effect on customer demand for air travel, the general economy, and our major partners. Should the effects of COVID-19, variants thereof or a similar pandemic continue long-term, our capital requirements and sources of capital may be adversely impaired. See “Part II, Item 1A, Risk Factors” for additional discussion.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, which includes purchases of spare engines, aircraft, inventory, tools, vehicles, equipment and miscellaneous projects for the year ended September 30, 2022 were approximately 8.5% of annual revenues. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $57.7 million. In addition, we had restricted cash of $3.3 million as of September 30, 2022. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2022, we also had $615.3 million in secured indebtedness incurred primarily in connection with our financing of aircraft. Our primary uses of liquidity are capital expenditures, operating lease payments, and debt repayments. As of September 30, 2022, we had $94.5 million of short-term debt, excluding finance leases, and $487.2 million of long-term debt excluding finance leases.

Sources of cash for our fiscal year ended September 30, 2022 were primarily cash flows from operations of $13.4 million. The positive cash flow from operations was driven by receipts from performance under our capacity purchase agreements and flight services agreement and receipt of funds under the Payroll Support Program and related extensions, partially offset by operating expenses including payroll and related costs, aircraft maintenance, rent, interest, and general and administrative costs.

Debt and Other Obligations

As of September 30, 2022, we had $720.7 million of long-term debt (including principal and projected interest obligations) and finance lease obligations (including current maturities). This amount consists of $471.1 million in notes payable principal payments related to owned aircraft used in continuing operations, $110.6 million in notes payable principal payments related to spare engines and engine kits, $18.0 million in finance lease obligations, $15.6 million in principal outstanding under our working capital line of credit, and an aggregate of $105.4 million in projected interest costs through our fiscal 2027.

As of September 30, 2022, we had variable rate debt representing 73.7% of our total long-term debt.  Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term operating lease obligations primarily relating to our aircraft fleet, as well as leases of office and hangar space. As of September 30, 2022, we had 16 aircraft on operating leases (excluding aircraft leased at nominal amount from United and DHL) with remaining lease terms of up to 3.8 years. Future minimum lease payments due under all long-term operating leases were approximately $37.2 million as of September 30, 2022.

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

In June 2020, the Company amended its RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment. As of September 30, 2022, we were in compliance with the covenants in the RASPRO Lease Facility.

Finance Leases

On February 7, 2018, Mesa Airlines, as lessee, entered into two (2) agreements for the lease of two (2) spare aircraft engines (the "Engine Leases"). Basic rent on the engines is paid monthly and at the end of the lease term. At the end of the lease term, Mesa Airlines will have the option to purchase both engines for a total of $1.8 million. The Engine Leases are reflected as finance lease obligations of $2.3 million on our consolidated balance sheet as of September 30, 2022. The Engine Leases set forth specific redelivery requirements and conditions, but do not contain operational or financial covenants.

On April 20, 2022, Mesa Airlines, as lessee, entered into another agreement for the lease of one spare aircraft engine. Basic rent on this lease is paid monthly and at the end of the lease term. At the end of the lease term, Mesa Airlines will not have the option to purchase the engine. This lease is reflected as finance lease obligations of $0.6 million on our consolidated balance sheet as of September 30, 2022.

On June 1, 2022, Mesa Airlines, as lessee, entered into two (2) agreements for the lease of two CRJ-700 aircraft (the “Aircraft Leases”). Basic rent on this lease is paid monthly and at the end of the lease term. At the end of the lease term, Mesa Airlines will have the option to purchase both aircraft for a total of $1.5 million. The Aircraft Leases are reflected as finance lease obligations of $15.1 million on our consolidated balance sheet as of September 30, 2022.

As of September 30, 2022, we had two (2) aircraft and three (3) engines on finance leases with remaining lease terms of up to 7.6 years. Future minimum lease payments due under all long-term operating leases were approximately $21.8 million as of September 30, 2022.

Working Capital Line of Credit

In August 2016, we, as guarantor, our wholly owned subsidiaries, Mesa Airlines and MAG-AIM, as borrowers, CIT, as administrative agent, and the lenders party thereto (the “CIT Lenders”), entered into the CIT Revolving Credit Facility, pursuant to which the CIT Lenders committed to lend to Mesa Airlines and MAG-AIM revolving loans in the aggregate principal amount of up to $35.0 million. The borrowers' and guarantor's obligations under the CIT Revolving Credit Facility are secured primarily by a first priority lien on certain engines, spare parts, and related collateral, including engine warranties and proceeds of the foregoing. The CIT Revolving Credit Facility contains affirmative, negative, and financial covenants that are typical in the industry for similar financings, including, but not limited to, covenants that, subject to exceptions described in the CIT Revolving Credit Facility, restrict our ability and the ability of Mesa Airlines and MAG-AIM and their subsidiaries to: (i) enter into, create, incur, assume or suffer to exist any liens; (ii) merge, dissolve, liquidate, consolidate or sell or transfer substantially all of its assets; (iii) sell assets; (iv) enter into transactions with affiliates; (v) amend certain material agreements and organizational documents; (vi) make consolidated unfinanced capital expenditures; or (viii) maintain a consolidated interest and rental coverage ratio above the amount specified in the CIT Revolving Credit Facility. As of September 30, 2022, we were in compliance with the financial covenants under the CIT Revolving Credit Facility. The CIT Revolving Credit Facility also includes customary events of defaults, including but not limited to: (i) payment defaults; (ii) breach of covenants; (iii) breach of representations and warranties; (iv) cross-defaults; (v) certain bankruptcy-related defaults; (vi) change of control; and (vii) revocation of instructions with respect to certain controlled accounts.

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in December 2022. Interest is assessed on drawn amounts at one-month LIBOR plus 3.75%. In June 2020, $23.0 million was drawn to cover operational needs. As of September 30, 2022, $15.6 million remained outstanding under the working capital draw loan.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of 10 new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 30, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five (5) engines to be delivered in calendar 2021. The Company has options to purchase an additional 10 similar engines beyond 2022. The total purchase commitment related to these 10 engines is approximately $52.2 million. As of September 30, 2022, we have purchased nine (9) of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3 with delivery of the remaining three (3) engines expected to take place by the end of 2022 calendar year.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Electric Aircraft Forward Purchase Commitments

As described in Note 8, in February 2021, the Company entered into a forward purchase contract with Archer Aviation, Inc. (“Archer”) for a number of electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”). The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 8, in July 2021, the Company entered into a forward purchase contract with Heart Aerospace Incorporated (“Heart”) for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

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

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Ascent, Embraer, Aviall, and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2022, $50.6 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

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

Restricted Cash

As of September 30, 2022, we had $3.3 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to such agreement, $3.3 million and $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2022 and 2021, respectively, which are classified as restricted cash.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2022, 2021, and 2020:

	Year Ended September 30,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$13,362	$132,871	$174,662
Net cash provided by (used in) investing activities	1,365	(33,471)	(26,667)
Net cash used in financing activities	(77,569)	(78,374)	(117,655)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,842)	$21,026	$30,340
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$61,025	$123,867	$102,841

Net Cash Flow Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPAs and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our fiscal year ended September 30, 2022, we had cash flow provided by operating activities of $13.4 million. We had net loss of $182.7 million adjusted for the following significant non-cash items: asset impairment of $171.8 million, depreciation and amortization of $81.5 million, stock-based compensation expense of $2.8 million, deferred income taxes of $(52.0) million, losses on investments in equity securities of $13.7 million, amortization of deferred credits of $(0.9) million, amortization of debt discount and issuance costs and accretion of interest of $9.7 million, loss on extinguishment of debt of $0.4 million, gain on disposal of assets of $(4.7) million, provision for obsolete expendable parts and supplies of $0.6 million, and loss on lease termination of $0.2 million. We had net change of $(26.8) million within other net operating assets and liabilities largely driven by accrued liabilities, accounts payable, deferred revenue, receivables, and operating leases during our fiscal year ended September 30, 2022.

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

Net Cash Flows Provided by (Used in) Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our fiscal year ended September 30, 2022, our net cash flow provided by investing activities was $1.4 million. We invested $16.7 million in spare engines, $1.3 million in aircraft, $18.4 million in inventory, $4.4 million in tools, vehicles, equipment and other miscellaneous projects, and $7.6 million in net payments on equipment and other deposits. Additionally, we invested a total of $0.2 million in equity securities and received a total of $50.0 million from sale of 10 CRJ-700 aircraft.

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

During our fiscal year ended September 30, 2020, our net cash flow used in investing activities was $26.7 million. We invested $11.0 million in two (2) spare engines and $3.8 million in aircraft improvements, $9.4 million in inventory, and $2.5 million in tools and miscellaneous projects.

Net Cash Flows Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, stock repurchases, and proceeds received from issuing common stock under our ESPP.

During our fiscal year ended September 30, 2022, our net cash flow used in financing activities was $77.6 million. We received $39.8 million of proceeds from borrowings under the Treasury Loan. We made $114.9 million of principal repayments on long-term debt during the period. We incurred $2.4 million of costs related to debt financing and $0.5 million of costs related to the repurchase of shares of our common stock. We received $0.4 million in proceeds from the issuance of common stock under our ESPP.

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

The discussion below is not intended to be a comprehensive list of our accounting policies. Our significant accounting policies are more fully described in Note 2 - "Summary of Significant Accounting Policies" to the consolidated financial statements.

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

As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less).

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

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the lease agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term. During August of 2022, we committed to a formal plan to sell 18 of our CRJ-700 aircraft and subsequently terminated the leases on the 18 CRJ-700 aircraft. In September 2022, we sold 10 CRJ-700 aircraft for $50.0 million. We continue to be committed to selling the remaining eight (8) aircraft.

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

In allocating the transaction price, variable payments (i.e., billings based on flights and block hours flown, pass-through costs, etc.) that relate specifically to the Company's efforts in performing flight services are recognized in the period in which the individual flight is completed. The Company has concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in ASC 606. This results in a pattern of revenue recognition that follows the variable amounts billed from the Company to their customers.

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognized $158.4 million, $170.2 million, and $208.9 million of lease revenue for the year ended September 30, 2022, 2021, and 2020, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity of the total service provided.

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

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance. The deferred revenue balance as of September 30, 2022 of $24.1 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term).

Property and Equipment

The Company’s property and equipment, which primarily consists of aircraft and related flight equipment, had a net book value of $865.3 million as of September 30, 2022. The Company monitors for any indicators of impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Factors which could be indicators of impairment include, but are not limited to: (i) significant adverse changes in the extent or manner in which an asset is being used, including permanently removing a long-lived asset or assets from operations; (ii) significant changes in the estimated useful life of an asset; (iii) significant changes in estimated future cash flows or a history of operating or cash flow losses; (iv) permanent and significant declines in market prices of an asset; and (v) changes to the regulatory environment or business climate. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

We group assets at the capacity purchase agreement, flight services agreement, and fleet-type level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of our asset groups, we estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors. The Company’s assumptions about future conditions are important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business and impact of pilot shortage, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group’s carrying amount exceeds its fair value. We estimate fair values of aircraft and related assets using published sources, appraisals, and bids received from third parties as available.

As a result of pilot shortage, we evaluated our fleet during fiscal year 2022 and determined that only the CRJ-900 fleet operating under the American CPA was impaired as discussed in Note 8 - “Balance sheet information” in the notes to our consolidated financial statements, because the future cash flows from the operation of other asset groups through the respective remaining useful life exceeded the carrying value. This resulted in total impairment charges of $109.7 million to the asset group for the CRJ-900 fleet operating under the American CPA, recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income. These charges were calculated using Level 3 fair value inputs based primarily upon recent market transactions and third-party bids, which were corroborated with published pricing guides and our assessment of existing market conditions based on industry knowledge. See Note 8 - "Balance sheet information" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 13 - "Income Taxes" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. See also "Management's Discussion and Analysis—Results of Operations—Income Taxes" for additional information.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4 - "Recent Accounting Pronouncements" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For a listing and discussion of our accounting policies, see Note 2 - "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of September 30, 2022, we had $453.2 million of variable rate debt including current maturities. A hypothetical 100 basis point change in market interest rates would have increased interest expense by approximately $1.1 million in our fiscal year ended September 30, 2022.

As of September 30, 2022, we had $167.9 million of fixed rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mesa Air Group, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

Phoenix, Arizona

December 29, 2022

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$57,683	$120,517
Restricted cash	3,342	3,350
Receivables, net	3,978	3,167
Expendable parts and supplies, net	26,715	24,467
Prepaid expenses and other current assets	6,616	6,885
Total current assets	98,334	158,386

Property and equipment, net	865,254	1,151,891
Intangible assets, net	3,842	6,792
Lease and equipment deposits	6,085	6,808
Operating lease right-of-use assets	43,090	93,100
Deferred heavy maintenance, net	9,707	3,499
Assets held for sale	73,000	—
Other assets	16,290	36,121
Total assets	$1,115,602	$1,456,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$97,218	$111,710
Current portion of deferred revenue	385	6,298
Current maturities of operating leases	17,233	32,652
Accounts payable	59,386	61,476
Accrued compensation	11,255	12,399
Other accrued expenses	29,000	33,657
Total current liabilities	214,477	258,192

Long-term debt and finance leases, excluding current portion	502,517	539,700
Noncurrent operating lease liabilities	16,732	33,991
Deferred credits	3,082	3,934
Deferred income taxes	17,719	69,940
Deferred revenue, net of current portion	23,682	28,202
Other noncurrent liabilities	29,219	34,591
Total noncurrent liabilities	592,951	710,358
Total liabilities	807,428	968,550
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 36,376,897 (2022) and 35,958,759 (2021) shares issued and outstanding, and 4,899,497 (2022) and 4,899,497 (2021) warrants issued and outstanding	259,177	256,372
Retained earnings	48,997	231,675
Total stockholders' equity	308,174	488,047
Total liabilities and stockholders' equity	$1,115,602	$1,456,597

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share amounts)

	Year Ended September 30,
	2022	2021	2020
Operating revenues:
Contract revenue	$478,482	$434,518	$506,590
Pass-through and other revenue	52,519	69,073	38,480
Total operating revenues	531,001	503,591	545,070
Operating expenses:
Flight operations	177,038	162,137	169,242
Maintenance	201,930	217,646	192,123
Aircraft rent	36,989	39,345	48,802
General and administrative	43,966	49,855	52,246
Depreciation and amortization	81,508	82,847	82,296
Lease termination	233	4,508	—
Asset impairment	171,824	—	—
Other operating expenses	7,238	3,536	4,028
Government grant recognition	—	(119,479)	(83,834)
Total operating expenses	720,726	440,395	464,903
Operating (loss) income	(189,725)	63,196	80,167
Other income (expense), net:
Interest expense	(35,289)	(34,730)	(44,120)
Interest income	139	365	105
Gain on sale aircraft	4,723	—	—
Loss on investments, net	(13,715)	(6,816)	—
Other (expense) income, net	(801)	401	843
Total other expense, net	(44,943)	(40,780)	(43,172)
(Loss) income before taxes	(234,668)	22,416	36,995
Income tax (benefit) provision	(51,990)	5,828	9,531
Net (loss) income and comprehensive (loss) income	$(182,678)	$16,588	$27,464
Net (loss) income per share
Basic	$(5.06)	$0.46	$0.78
Diluted	$(5.06)	$0.43	$0.78
Weighted-average common shares outstanding
Basic	36,133	35,713	35,237
Diluted	36,133	38,843	35,308

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2019	31,413,287	3,600,953	$238,504	$187,364	$425,868
Adoption of ASU 2018-09, Stock compensation-
income taxes	—	—	—	259	259
Stock compensation expense	—	—	4,414	—	4,414
Repurchased shares	(142,439)	—	(586)	—	(586)
Warrants converted to common stock	3,600,953	(3,600,953)	—	—	—
Restricted shares issued	555,473	—	—	—	—
Employee share purchases	99,644	—	440	—	440
Net income	—	—	—	27,464	27,464
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859
Stock compensation expense	—	—	3,126	—	3,126
Repurchased shares	(155,174)	—	(1,486)	—	(1,486)
Issuance of warrants, net of issuance costs	—	4,899,497	11,489	—	11,489
Restricted shares issued	492,465	—	—	—	—
Employee share purchases	94,550	—	471	—	471
Net income	—	—	—	16,588	16,588
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047
Stock compensation expense	—	—	2,761	—	2,761
Repurchased shares	(147,108)	—	(455)	—	(455)
Restricted shares issued	455,303	—	100	—	100
Employee share purchases	109,943	—	399	—	399
Net loss	—	—	—	(182,678)	(182,678)
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(182,678)	16,588	$27,464
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization	81,508	82,847	82,296
Stock compensation expense	2,761	3,126	4,414
Loss on investments, net	13,715	6,816	—
Deferred income taxes	(52,221)	5,665	9,234
Asset impairment	171,824	—	—
Amortization of deferred credits	(852)	(2,357)	(3,742)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	9,681	11,379	4,202
Loss (gain) on extinguishment of debt	397	(950)	—
Loss (gain) on disposal of assets	(4,723)	78	401
Provision for obsolete expendable parts and supplies	634	380	—
Loss on lease termination	233	4,508	—
Changes in assets and liabilities:
Receivables	(811)	10,545	9,368
Expendable parts and supplies	(2,882)	(1,865)	(1,529)
Prepaid expenses and other operating assets and liabilities	(679)	(56)	(1,368)
Accounts payable	(2,772)	7,861	3,418
Deferred heavy maintenance, net	(8,066)	(3,857)	—
Deferred revenue	(10,432)	10,742	23,758
Accrued expenses and other liabilities	(3,175)	(8,911)	20,801
Change in operating lease right-of-use assets and liabilities	1,900	(9,668)	(4,055)
Net cash provided by operating activities	13,362	132,871	174,662
Cash flows from investing activities:
Capital expenditures	(40,814)	(17,149)	(26,667)
Proceeds from sale of flight equipment and expendable inventory	50,000	—	—
Investments in equity securities	(200)	(10,000)	—
Net payments on equipment & other deposits	(7,621)	(6,322)	—
Net cash provided by (used in) investing activities	1,365	(33,471)	(26,667)
Cash flows from financing activities:
Proceeds from long-term debt	39,811	195,000	23,000
Principal payments on long-term debt and finance leases	(114,910)	(271,033)	(138,289)
Payments of debt and warrant issuance costs	(2,414)	(1,326)	(1,780)
Proceeds from issuance of common stock under ESPP	399	471	—
Repurchase of stock	(455)	(1,486)	(586)
Net cash used in financing activities	(77,569)	(78,374)	(117,655)
Net change in cash, cash equivalents and restricted cash	(62,842)	21,026	30,340
Cash, cash equivalents and restricted cash at beginning of period	123,867	102,841	72,501
Cash, cash equivalents and restricted cash at end of period	$61,025	$123,867	$102,841
Supplemental cash flow information
Cash paid for interest	$24,895	$32,767	$41,501
Cash paid for income taxes, net	$487	$404	$398
Operating lease payments in operating cash flows	$36,262	$47,612	$44,173
Supplemental disclosure of non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$6,286	$4,309	$145,054
Supplemental disclosure of non-cash financing activities
Accrued capital expenditures	$1,121	$439	$61
Acquisition of finance leases	$15,122	—	—
Investments in warrants to purchase common stock	$3,260	$21,964	$—
Debt issuance cost related to loan agreement with U.S. Department of the Treasury	—	$(1,887)	$—

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.	Organization and Operations

The Company

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 107 cities in 39 states, the District of Columbia, the Bahamas, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of September 30, 2022, Mesa operated a fleet of 158 aircraft with approximately 306 daily departures and 2,454 employees. Mesa’s fleet were operated conducted under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”). All of the Company’s consolidated contract revenues for the fiscal years ended September 30, 2022, 2021, and 2020 were derived from operations associated with these two (2) CPAs, FSA, and leases of aircraft to a third party.

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

Impact of Pilot Shortage and Attrition

Impact of Pilot Shortage

During our fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. These challenges resulted in a negative impact on the Company’s financial results highlighted by operating cash flows of $13.4 million and net loss of $182.7 million including a non-cash impairment charge related to the Company’s American asset group of $171.8 million. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet debt obligation in the next twelve months.

To address the events that gave rise to such concerns, management developed and implemented the following material changes to its business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next 12 months.  In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next 12 months.

▪

In the fourth quarter, the Company reached an agreement with ALPA which increased overall pilot hourly pay by nearly 118% for captains and 172% for new-hire first officers. As a result of this agreement, we have experienced reduced attrition rates and attracted new pilots.

▪

The Company and American have agreed to terminate and complete a wind-down of the American CPA. This will ultimately eliminate financial penalties incurred under the American CPA. In December 2022, we entered into Amendment No.11 to our American CPA. See the disclosure under Note 18 - "Subsequent Events" in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of Amendment No. 11 which includes among other things, disclosure regarding the wind-down of our operations with American and the termination of the American CPA.

▪

In December 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United which amended and restated the existing United CPA. This agreement increases block hour revenues to cover increased wages agreed to with ALPA and adds CRJ 900 aircraft currently operating under the American CPA. See the disclosure under Note 18 - "Subsequent Events" in the notes to the audited consolidated financial statement included in this Annual Report on Form 10-K for a discussion of the Amended and Restated United

CPA which includes among others, disclosure regarding the transition of the aircraft operated under the American CPA to be operated under the Third Amended and Restated United CPA.
▪

We entered into an agreement with United to sell 18 CRJ-700 aircraft during the reporting period, of which 10 were sold. The approximate net proceeds from the sale in the quarter was $ 36.8 million after retirement of debt. The remaining eight (8) are expected to close in early January 2022. The approximate net proceeds from the sale and after retirement of debt is $8 million.

▪

We entered into an agreement with a third party to sell eleven (11) of our CRJ-900 aircraft and one CRJ-200 aircraft to raise capital and retire debt. The approximate net proceeds from the sale are expected to be $8.2 million after retirement of debt.

▪

We entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale are expected to be $80 million and will retire debt of $26.4 million.

▪

We established a new line of credit totaling $25.5 million to draw upon when needed. See the disclosure under Note 18 - "subsequent Events" in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the line of credit and amount drawn upon subsequently.

▪

We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on all seven aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder MHIRJ agreed to reduce its loan amount by approximately $5 million.

▪	We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 aircraft at lease termination by a total of $25 million.
▪

We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot supply to Mesa.. We have entered into an agreement to purchase up to 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA and then be hired by Mesa. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their ATP certificate.

▪	We added flight training simulators and flight training instructors to expand our training capacity to backfill pilots lost to attrition.
▪

We have expanded the United Aviate program participation to include all pilots flying for Mesa. Previously, pilots had to fly under the United Express contract for a minimum of two (2) years to qualify for the flow through to United Airlines. Now, all pilots regardless of contract, are eligible to flow through to United Airlines enhancing Mesa's ability to attract and retain pilots.

▪	We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

These plans and initiatives outlined above have effectively alleviated pressure on financial performance. While we continue implement and monitor our plans and initiatives, there is no guarantee that these will continue to be effective and achieve their desired objectives.

As of September 30, 2022, the Company has $97.2 million of short-term debt due within the next twelve months.  We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity we have achieved as outlined above.

American Capacity Purchase Agreement

As of September 30, 2022, the Company operated 42 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operate. The American CPA expires on December 31, 2025.

Our American CPA is subject to termination prior to its expiration, subject to our right to cure, in various circumstances including:

▪	If either American or we become insolvent, file for bankruptcy, or fail to pay the debts as they become due, the non-defaulting party may terminate the agreement;
▪	If either we or American fail to perform the covenants, conditions, or provisions of the American CPA, subject to certain notice and cure rights, the non-defaulting party may terminate the agreement;
▪	If, at any time during the term of the American CPA, the number of covered aircraft is less than twenty (20);
▪

If we are required by the United States Federal Aviation Administration (“FAA”) or the United States Department of Transportation (“DOT”) to suspend operations and we have not resumed operations within three (3) business days, except as a result of an emergency airworthiness directive from the FAA affecting all similarly equipped aircraft;

▪	If either our CCF or CD0 falls below certain levels for a specified period of time;
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

Under the American CPA, American had the option in its sole discretion to withdraw up to: (i) 10 aircraft during calendar year 2021, (ii) five (5) aircraft during each of calendar years 2022 and 2023, and (iii) during the period from January 1, 2024 to July 31, 2024, American can remove the first 20 aircraft to the extent not otherwise removed in 2021 - 2023, and thereafter American has the right to remove the remaining 20 aircraft. American also has the right and option to withdraw a specified number of aircraft upon each occurrence of the following:

▪	If our CCF falls below certain levels for a specified period of time, American may withdraw one (1) aircraft;
▪	If our CD0 falls below certain levels for a specified period of time, American may withdraw one (1) aircraft;
▪	If we fail to satisfactorily complete established cabin interior program requirements by certain deadlines, American may withdraw one (1) aircraft; or
▪	If our block hour utilization falls below certain levels for a specified period of time, American may withdraw a specified number of aircraft.

During fiscal year 2021, we entered into amendments to the American CPA. The amendments reflect the following:

▪

The addition of CRJ-900 aircraft to the American CPA (collectively, the “Incremental Aircraft”) in accordance with the following schedule: (i) three (3) aircraft, from January 5, 2021 to March 3, 2021, (ii) increasing to a total of five (5) aircraft, from March 4, 2021 to May 5, 2021, (iii) decreasing to a total of three (3) aircraft, from May 6, 2021 to June 2, 2021, and (iv) increasing to a total of five (5) aircraft, from June 3, 2021 to August 17, 2021.

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

For the months of May and June 2022, we did not meet the CCF or CD0 minimum performance levels under the American CPA. The failure to meet these minimum performance levels for two (2) consecutive months under the terms of the American CPA gives American the right to remove two (2) additional aircraft from the CPA, one (1) aircraft for not meeting the CCF minimum performance level for two (2) consecutive months and one (1) aircraft for not meeting the CD0 minimum performance level for two (2) consecutive months. The Company's failure to meet the CCF or CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days' notice and to provide a wind-down schedule.

Subsequently on July 28, 2022, we amended our American CPA, pursuant to Amendment No. 10 thereto, to, among other things, (a) modify certain commercial terms, (b) provide that, commencing with calendar months after January 1, 2022, during any calendar month in which a Notification Shortfall (as defined in the CPA) occurs, bonuses and rebates will not be assessed, (c) reset the CCF and CD0 three (3)-month measurement periods for purposes of American’s termination rights under the CPA to commence August 2022, and (d) amend certain other amounts payable to us thereunder. In addition to the foregoing, our block hour utilization has fallen below required levels in prior months, which also gives American the right to withdraw certain aircraft, subject to complying with applicable notice requirements under the American CPA.

For the months of August, September, and October 2022, we did not meet the CD0 minimum performance levels under the American CPA. As noted above, the failure to meet such performance levels for two (2) consecutive months under the terms of the American CPA gives American the right to remove one (1) additional aircraft from the CPA for not meeting the CD0 minimum performance levels for two (2) consecutive months. The Company’s failure to meet the CD0 minimum performance levels for three (3) consecutive months gives American the right to terminate the CPA upon 90 days’ notice and to provide a wind-down schedule. In December 2022, we entered into Amendment No.11 to our American CPA. See Note 18 – “Subsequent Events” for a discussion of Amendment No.11, which includes, among other things, disclosure regarding the wind down of our operations under the American CPA and the transition of such aircraft to the United CPA.

United Capacity Purchase Agreement

As of September 30, 2022, we operated 20 E-175LL and 60 E-175 aircraft under a Second Amended and Restated Capacity Purchase Agreement with United dated November 4, 2020 (as amended, the “United CPA”). Under our United CPA, United owns 42 of the 60 E-175 and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring between 2032 and 2033.

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

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of June 30, 2022, have entered into agreements to lease 20 of our 20 CRJ-700 aircraft. During August of 2022, we committed to a formal plan to sell 18 of our 20 CRJ-700 aircraft and subsequently terminated the leases on the 18 CRJ-700 aircraft. As of September 30, 2022, we sold 10 of the 18 CRJ-700 aircraft. See Note 7 – “Assets Held for Sale” for further discussion of the CRJ-700 aircraft classified as held for sale as of September 30, 2022.

Our United CPA is subject to termination rights prior to its expiration, including:

▪	If certain operational performance factors fall below a specified percentage for a specified time, subject to notice under certain circumstances;
▪	If we fail to perform the material covenants, agreements, terms or conditions of our United CPA or similar agreements with United, subject to 30 days' notice and cure rights;
▪	If either United or we become insolvent, file bankruptcy, or fail to pay debts when due, the non-defaulting party may terminate the agreement;

▪	If we merge with, or if control of us is acquired by another air carrier or a corporation directly or indirectly owning or controlling another air carrier;
▪

United, subject to certain conditions, including the payment of certain costs tied to aircraft type, may terminate the agreement in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more;

▪

If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us; and

▪

Commencing five (5) years after the actual in-service date, United has the right to remove the E-175 aircraft from service by giving us notice of 90 days or more, subject to certain conditions, including the payment of certain wind-down expenses plus, if removed prior to the 10 year anniversary of the in-service date, certain accelerated margin payments.

See Note 18 – “Subsequent Events” for a discussion of the Amended and Restated United CPA, which includes among others, disclosure regarding the transition of the aircraft operated under the American CPA to be operated under the Amended and Restated United CPA.

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate three (3) Boeing 737-400F aircraft to provide cargo air transportation services as of September 30, 2022. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two (2) Boeing 737-400F aircraft and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us. The third Boeing 737-400F aircraft is leased to us as an operating lease by a third party.

The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one (1) or more aircraft for a period of one (1) year with 90 days’ advance written notice.

Our DHL FSA is subject to following termination rights prior to its expiration:

▪	If either party fails to comply with the obligations, warranties, representations, or undertakings under the DHL FSA, subject to certain notice and cure rights;
▪	If either party is declared bankrupt or insolvent;
▪	If we are unable to legally operate the aircraft under the DHL FSA for a specified number of days;
▪	At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 day’s written notice.
▪	If we fail to comply with performance standards for three (3) consecutive measurement periods.
▪	If we are subject to a labor incident that materially and adversely affects our ability to perform services under the DHL FSA for a specified number of days;
▪	Upon a change in control or ownership of the Company; and
▪

DHL may terminate the agreement for a specific aircraft if it is subject to a total loss and the Company does not provide alternate services at our expense, or if the aircraft becomes unavailable for more than 30 days due to unscheduled maintenance.

For the months of April, May, and June 2022, we did not meet the CCF and CA minimum performance levels under the DHL FSA. The failure to meet the minimum performance levels for three (3) consecutive months under the terms of the DHL FSA gives DHL the right to terminate the FSA. Management has received a waiver arising out of the failure to meet the aforementioned CCF and CA performance levels.

For the months of July, August, and September 2022, we did not meet the CCF and CA minimum performance levels under the DHL FSA. The failure to meet the minimum performance levels for three (3) consecutive months under the terms of the DHL FSA gives DHL the right to terminate the FSA. Management has received a waiver arising out of the failure to meet the aforementioned CCF and CA performance levels.
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

While we operate under two (2) separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our chief operating decision maker (“CODM”) uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. Our CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

All of our operating revenue in our 2022, 2021, and 2020 fiscal years was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party. It is currently impractical to provide certain information on our revenue from our customers for each of our services and geographic information on our revenues and long-lived assets.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.3 million and $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2022 and 2021, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at cost, less an allowance for obsolescence. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance for expendable parts account was $3.8 million and $3.2 million as of September 30, 2022 and 2021, respectively.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets at the capacity purchase agreement, flight services agreement, or fleet type level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the quarter ended September 30, 2022 and determined that only the asset group associated with the CRJ-900 fleet operating under the American CPA was impaired as discussed in Note 8 - "Balance Sheet Information", because the future cash flows from the operation of other asset groups through the respective retirement dates exceeded the carrying value. The Company recognized impairment charges of $109.7 million, zero, and zero on property and equipment and other long-lived and ROU assets for the years ended September 30, 2022, 2021, and 2020 respectively.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 7 – “Assets Held for Sale” for further discussion of our assets classified as held for sale as of September 30, 2022

Fair Value Measurements

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

Intangible Assets

Customer relationships are amortized over their estimated useful lives. In accordance with ASC 360, Property, Plant, and Equipment, an intangible asset with a finite life that is being amortized is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized an impairment loss of $1.9 million, zero, and zero on intangible assets for the year ended September 30, 2022, 2021, and 2020 respectively.

Other Assets

Other noncurrent assets primarily consist of the non-current portion of lease incentives related to aircraft which Mesa leases to third parties and investments in equity securities.

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

Revenue Recognition

The Company recognizes revenue when the service is provided under its capacity purchase agreements and flight services agreement. Under these agreements, the Company’s major partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of departures and block hours or flight hours flown. The agreements also include reimbursement of certain direct costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, United reimburses the Company for heavy airframe and engine maintenance, landing gear maintenance, APU maintenance, and component maintenance. The Company also receives compensation under its agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contracts also include a profit margin on certain reimbursable costs, as well as incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreements. At the end of each period during the term of an agreement, the Company calculates the incentives or penalties achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance in accordance ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major partners. See Note 3 - “Contract Revenue and Pass-through and Other Revenue” for further information.

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

In allocating the transaction price, variable payments (i.e., billings based on departures and block hours or flight hours flown, pass-through costs, etc.) that relate specifically to the Company's efforts in performing flight services are recognized in the period in which the individual flight is completed. The Company has concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in ASC 606. This results in a pattern of revenue recognition that follows the variable amounts billed from the Company to its customers.

A portion of the Company's compensation under its capacity purchase agreements with American and United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income.

The Company recognized $158.4 million, $170.2 million and $208.9 million of lease revenue for the year ended September 30, 2022, 2021, and 2020, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity of the total service provided under our capacity purchase agreements.

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

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets, respectively. The Company's total current and non-current deferred credit balances at September 30, 2022 and September 30, 2021 were $3.9 million and $4.8 million, respectively. The Company recognized $0.9 million, $2.4 million and $3.7 million of the deferred credits within contract revenue in the consolidated statements of operations and comprehensive (loss) income during the year ended September 30, 2022, 2021, and 2020, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration, and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balance at September 30, 2022 and September 30, 2021 was zero and zero, respectively. Contract cost amortization was zero, $2.0 million and $1.9 million for the year ended September 30, 2022, 2021, and 2020, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $1.9 million, $0.4 million, and zero  for the fiscal year ended September 30, 2022, 2021, and 2020, respectively. At September 30, 2022 and September 30, 2021, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of $9.7 million and $3.5 million, respectively. The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred.

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

Engine overhaul expense totaled $23.6 million, $31.4 million and $40.5 million for the years ended September 30, 2022, 2021, and 2020, respectively, of which $21.7 million, $16.8 million, and $7.0 million, respectively, was pass-through expense. Airframe check expense totaled $22.1 million, $51.1 million and $23.5 million for the years ended September 30, 2022, 2021, and 2020, respectively, of which $3.2 million, $20.5 million, and $7.2 million, respectively, was pass-through expense.

Pursuant to the United CPA, United reimburses the Company for heavy maintenance on certain E-175 aircraft. Those reimbursements are included in pass-through and other revenue. See Note 1 - "Organization and Operations" for further information.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets, including ROU assets, at the capacity purchase agreement, flight services agreement, or fleet type level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors. Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the quarter ended September 30, 2022 and determined that the asset group associated with the CRJ-900 fleet operating under the American CPA, discussed in Note 8 – “Balance Sheet Information”, required impairment. This resulted in an impairment loss of $15.2 million to the leased aircraft in the asset group for the CRJ-900 fleet operating for the quarter ended September 30, 2022, which was recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income.

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

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than nominal leases with our major partners, approximately 11% of our aircraft are leased from third parties. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

The Company’s contract revenue also includes temporary rate reductions during fiscal year 2021 under our capacity purchase agreements. The basis for the reductions is temporary improvements in our cost structure being passed on to our major partners, primarily from lower labor costs due to the grants received under the Payroll Support Program and its extensions through the year ended September 30, 2021. The Company’s contract revenue for fiscal year ended September 30, 2022 does not include any rate reductions.

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

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance, including amounts that are refundable. The Company deferred $10.4 million and $10.7 million of revenue during the years ended September 30, 2022 and September 30, 2021, respectively, which was billed to and paid by our major partners. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of September 30, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending
September 30,	Total Revenue
2023	$385
2024	2,553
2025	10,065
2026	4,792
2027	3,679
Thereafter	2,593

Total	$24,067

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

The lease revenue associated with the Company's capacity purchase agreements is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognized $158.4 million, $170.2 million, and $208.9 million of lease revenue for the years ended September 30, 2022, 2021, and 2020, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity from the total service provided under our capacity purchase agreements.

Historically, the Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft. The lease agreements were accounted for as operating leases and had a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet paid fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments were subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments were recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent was deferred and recognized within contract revenue when it was probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The Company mitigated the residual asset risks through supplemental rent payments and by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases included specified lease return condition requirements and the Company maintains inspection rights under the leases. Lease incentive obligations for reimbursements of certain aircraft maintenance costs are recognized as lease incentive assets and were amortized on a straight-line basis and recognized as a reduction to lease revenue over the lease term.

During August of 2022, the Company classified 18 CRJ-700 aircraft as assets held for sale (see Note 7) and terminated all lease agreements with GoJet. As a result of the lease termination, the Company recognized a loss from immediately derecognizing lease incentive assets of $3.2 million. This loss is recorded in operating expense. Prior to the lease termination, lease revenue recognized under the GoJet agreements, net of amortization of the lease incentive assets, was $30.0 million, $9.5 million, and zero for the years ended September 30, 2022, 2021, and 2020 respectively.
4.	Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In March 2022, the FASB issued new guidance to expand the scope of financial assets that can be included in a closed portfolio hedged using the portfolio layer method to allow consistent accounting for similar hedges. The expanded scope permits the application of the same portfolio hedging method to both prepayable and non-prepayable financial assets. The standard will be effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In June 2022, the FASB issued new guidance to clarify the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard will be effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

5.Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions. As of September 30, 2022, the Company had $3.3 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.3 million and $3.4 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2022 and 2021, respectively, which are classified as restricted cash.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. At September 30, 2022, the Company had capacity purchase agreements with American and United and a flight services agreement with DHL. Substantially all of the Company's consolidated revenue for the years ended September 30, 2022, 2021, and 2020 and accounts receivable at the end of September 30, 2022 and 2021 was derived from these agreements. In certain cases, the terms of these agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under these agreements are subject to the Company's interpretation of the applicable agreement and are subject to audit by the Company's major partners. Periodically, the Company's major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, the Company reviews amounts due based on historical collection trends, the financial condition of major partners and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was not material at September 30, 2022 and 2021, respectively. If the Company's ability to collect these receivables and the financial viability of our major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 45%, 45% and 52% of the Company's total revenue for the years ended September 30, 2022, 2021, and 2020, respectively. United accounted for approximately 48%, 52% and 48% of the Company's total revenue for the years ended September 30, 2022, 2021, and 2020, respectively. A termination of either the American or the United capacity purchase agreement would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

6.	Intangible Assets

The Company includes its intangible assets of customer relationship in the asset group associated with the CRJ-900 fleet operating under the American CPA and monitors for any indicators of impairment of the asset group. When certain conditions or changes in the economic situation exist, the asset group may be impaired if the carrying amount of the assets is not recoverable and that carrying amount exceeds the asset group’s fair value. Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the quarter ended September 30, 2022 and determined that the asset group for the CRJ-900 fleet operating under the American CPA was impaired. As a result, the Company recognized an impairment loss of $1.9 million on the customer relationship related to the CRJ-900 fleet operating under the American CPA during the quarter ended September 30, 2022, which was recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income. The Company did not record any impairment losses related to its intangible assets during the years ended September 30, 2021 and 2020.

Information about the intangible assets of the Company at September 30, 2022 and 2021, is as follows (in thousands):

	September 30,	September 30,
	2022	2021
Customer relationship	$43,800	$43,800
Accumulated amortization	(38,029)	(37,008)
Impairment	(1,929)	-
Net carrying value	$3,842	$6,792

Total amortization expense recognized was approximately $1.0 million, $1.2 million, and $1.5 million for the fiscal years ended September 30, 2022, 2021, and 2020. The Company’s intangible assets have a remaining amortization period of three (3) years. The Company expects to record amortization expense of $1.3 million, $1.3 million, and $1.2 million for fiscal years 2023, 2024, and 2025, respectively.

7. Assets Held for Sale

During 2022, our management committed to a formal plan to sell certain of our CRJ-900, CRJ-200, and CRJ-700 aircraft. The aircraft are expected to be disposed of via sale by December 31, 2022. Accordingly, we determined the aircraft met the criteria to be classified as assets held for sale and have separately presented them in our consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, we recorded impairment losses of $62.0 million, which are reflected within impairment of assets held for sale in our consolidated statements of operations and comprehensive (loss) income (loss).

In September 2022, the Company completed the sale of 10 CRJ-700 aircraft for $50.0 million in cash proceeds. The disposed aircraft had a held for sale value of $45.3 million and the Company recognized $4.7 million of gain on sale, which is reflected within gain on sale of aircraft on our consolidated statements of operations and comprehensive (loss) income.

As of September 30, 2022, the Company has 11 CRJ-900 aircraft, eight (8) CRJ-700 aircraft, and one (1) CRJ-200 aircraft that are classified as assets held for sale with a net book value of $73.0 million, which is reflected within assets held for sale on our consolidated balance sheet.

8.	Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheets as of September 30, 2022 and 2021, consisted of the following (in thousands):

	September 30,	September 30,
	2022	2021
Expendable parts and supplies, net:
Expendable parts and supplies	$31,913	$29,297
Less: obsolescence and other	(5,198)	(4,830)
	$26,715	$24,467
Prepaid expenses and other current assets:
Prepaid aviation insurance	$2,618	$2,171
Prepaid vendors	1,310	893
Prepaid other insurance	1,268	1,323
Lease Incentives	352	1,445
Other	1,068	1,053
	$6,616	$6,885
Property and equipment, net:
Aircraft and other flight equipment substantially pledged	$1,260,143	$1,611,544
Other equipment	5,577	4,934
Leasehold improvements	2,776	2,776
Vehicles	992	1,184
Building	777	699
Furniture and fixtures	298	300
Total property and equipment	1,270,563	1,621,437
Less: accumulated depreciation	(405,309)	(469,546)
	$865,254	$1,151,891
Other assets:
Investments in equity securities	$15,178	$25,149
Lease incentives	1,097	10,957
Other	15	15
	$16,290	$36,121
Other accrued expenses:
Accrued property taxes	$5,866	$8,783
Accrued interest	2,882	2,565
Accrued vacation	4,746	5,936
Accrued lodging	3,795	3,380
Accrued maintenance	1,453	1,580
Accrued liability on government payroll program	2,967	2,775
Accrued simulator costs	1,045	457
Accrued employee benefits	1,679	981
Accrued fleet operating expense	1,606	786
Short term lease incentive liability	97	3,318
Other	2,864	3,096
	$29,000	$33,657
Other noncurrent liabilities:
Warrant liabilities	$25,225	$21,964
Lease incentive obligations	1,050	6,358
Long term employee benefits	1,123	1,447
Long term liability on government payroll program	—	2,775
Other	1,821	2,047
	$29,219	$34,591

Impairment of long-lived assets

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

Due to the impacts of the pilot shortage and the pilot wage increase, the Company assessed whether any impairment of its long-lived assets existed for all asset groups during the quarter ended September 30, 2022. The Company has determined that impairment charges were deemed necessary only for the asset group associated with the CRJ-900 fleet operating under the American CPA because the future cash flows from the operation of other asset groups through the respective retirement dates exceeded the carrying value. The asset group associated with the CRJ-900 fleet includes owned aircraft, leased aircraft, intangible assets of customer relationship, and other relevant long-lived assets. The fair values of assets within the CRJ-900 fleet were calculated using Level 3 fair value inputs based primarily upon recent market transactions, appraisals, and third-party bids, which were corroborated with published pricing guides and our assessment of existing market conditions based on industry knowledge. For the year ended September 30, 2022, the Company recognized a total impairment loss of $109.7 million related to the asset group associate with the CRJ-900 fleet, of which $92.6 million was related to property and equipment, $15.2 million was related to operating lease right-of-use assets, and $1.9 million was related to intangible asset of customer relationship. These impairment charges were recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income. The Company did not record any impairment losses related to its long-lived assets during the years ended September 30, 2021 and 2020.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment

Depreciation expense on property and equipment totaled $80.5 million, $81.2 million and $80.8 million for the years ended September 30, 2022, 2021, and 2020, respectively.

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

Losses on our investments in Archer totaled $13.7 million and $6.8 million during the fiscal years ended September 30, 2022 and 2021, and are reflected in loss on investments, net in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities, in other income (expense), net. The initial investment in preferred stock was measured at cost of $5.0 million. There were no identical or similar transactions during the fiscal year ended September 30, 2022, and as such, no adjustments to the initial cost of the equity investment resulting from observable price changes have been recorded at September 30, 2022.

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

Total net losses on our investments in equity securities totaled $13.7 million during the year ended September 30, 2022, respectively, and are reflected in loss on investments, net in our consolidated statements of operations and comprehensive (loss) income. As of September 30, 2022, the aggregate carrying amount of our investments in equity securities was $15.2 million, and the carrying amount of our investments without readily determinable fair values was $9.0 million.
9.	Fair Value Measurements

Other than our assets held for sale, asset group associated with the CRJ-900 fleet, and investments in equity securities described in Notes 7 and 8, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2022 and 2021.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2022 and 2021 because of the immediate or short-term maturity of these financial instruments.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2022		September 30, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt, including current maturities(1)	$615.3	$541.7	$670.3	$676.8

(1)	Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.
10.	Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of September 30, 2022 and 2021, consisted of the following (in thousands):

	September 30,	September 30,
	2022	2021
Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on LIBOR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$73,850	$86,551
Notes payable to secured parties, due in semi-annual installments, interest based on LIBOR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	131,010	152,100
Notes payable to secured parties, due in quarterly installments, interest based on LIBOR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	106,865	122,762
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	18,038	4,581
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	26,758	45,559
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2022, collateralized by the underlying aircraft	-	30,625
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2023, secured by flight equipment	2,000	4,000
Revolving credit facility, monthly interest based on LIBOR plus interest spread at 3.75% through 2022	15,630	22,930
Notes payable to financial institution, quarterly interest based on LIBOR plus interest spread at 3.50% through 2027	204,947	201,227
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 4.24%, through 2027, collateralized by the underlying equipment	36,212	-
Gross long-term debt, including current maturities	$615,310	$670,335
Less unamortized debt issuance costs	(8,303)	(9,295)
Less notes payable warrants	(7,272)	(9,630)
Net long-term debt, including current maturities	$599,735	$651,410
Less current portion, net of unamortized debt issuance costs	(97,218)	(111,710)
Net long-term debt	$502,517	$539,700

Principal maturities of long-term debt as of September 30, 2022, and for each of the next five (5) years are as follows (in thousands):

Total Principal
Periods Ending September 30,	Amount
2023	$99,102
2024	73,374
2025	64,512
2026	271,824
2027	63,958
Thereafter	42,540
$615,310

The net book value of collateralized aircraft and equipment as of September 30, 2022 was $856.9. million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. At September 30, 2022, Mesa has $131.0 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

CIT Revolving Credit Facility

On June 30, 2022, we entered into the Second Amended and Restated Credit and Guaranty Agreement by and among Mesa Airlines and Mesa Air Group Airline Inventory Management, L.L.C., as borrowers, Mesa Air Group, as a Guarantor, the other guarantors party thereto from time to time, CIT Bank, as Administrative Agent, and the other lenders party thereto, which was effective as of June 30, 2022 and extended the maturity date of the facility by three (3) months to December 31, 2022.

As of September 30, 2022, $15.6 million of the draw loan remained outstanding. Future borrowings, if any, under this facility are subject to, among other things, the Company having sufficient unencumbered assets to meet the borrowing base requirements under the facility.

Our CIT revolving credit facility includes a minimum interest and rental coverage ratio covenant. In March and April 2022, we entered into amendments to the CIT revolving credit facility which lowered the minimum interest and rental coverage ratio covenant for the year September 30, 2022. As a result, we are in compliance with this covenant.

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

The Treasury Loan requires the Company, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.6 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.6 to 1.0.

The Treasury Loan contains two (2) financial covenants, a minimum collateral coverage ratio and a minimum liquidity level. The Treasury Loan also contains customary negative and affirmative covenants for credit facilities of this type, including, among others: (a) limitations on dividends and distributions; (b) limitations on the creation of certain liens; (c) restrictions on certain dispositions, investments and acquisitions; (d) limitations on transactions with affiliates; (e) restrictions on fundamental changes to the business, and (f) restrictions on lobbying activities. Additionally, the Company is required to comply with the relevant provisions of the CARES Act, including limits on employment level reductions after September 30, 2020, restrictions on dividends and stock buybacks, limitations on executive compensation, and requirements to maintain certain levels of scheduled service.

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued to the U.S. Treasury warrants to purchase an aggregate of 4,899,497 shares of the Company’s common stock at an exercise price of $3.98 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on April 9, 2020. The exercise price and number of shares of common stock issuable under the Warrants are subject to adjustment as a result of anti-dilution provisions contained in the Warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. For accounting purposes, the fair value for the Warrant was estimated using a Black-Scholes option pricing model and recorded in stockholders' equity with an offsetting debt discount to the Treasury Loan in the consolidated balance sheet.

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

In April 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio covenant to 1.5 to 1.0 through September 30, 2022. As of September 30, 2022, the Company is in compliance with all debt covenants.

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

The newly formed LLC, which is wholly owned by Mesa, was determined to be a VIE for which we are the primary beneficiary because we have the power to direct the activities of the LLC that most significantly impact the LLC’s economic performance and the obligation to absorb losses and right to receive benefits from the LLC in our capacity as sole member of the LLC and guarantor of the borrowings. Therefore, the LLC is consolidated in our financial statements and the borrowings are reflected as long-term debt in our consolidated balance sheets.

The loan agreement contains a loan-to-value (“LTV”) financial covenant pursuant to which we are required to prepay certain amounts of the loan if the aggregate outstanding principal balance of the loan exceeds a specified percentage of the appraised value of the engines beginning in the 12th full month after closing and each June 1 and December 1 thereafter.

As of September 30, 2022, we were in compliance with all debt covenants.

11.	Earnings Per Share

Calculations of net (loss) income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2022	2021	2020
Net (loss) income	$(182,678)	$16,588	$27,464
Basic weighted average common shares outstanding	36,133	35,713	35,237
Add: Incremental shares for:
Dilutive effect of warrants	—	2,543	—
Dilutive effect of restricted stock	—	587	71
Diluted weighted average common shares outstanding	36,133	38,843	35,308
Net (loss) income per common share
Basic	$(5.06)	$0.46	$0.78
Diluted	$(5.06)	$0.43	$0.78

Basic (loss) income per common share is computed by dividing net (loss) income attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net (loss) income per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect.

The following number of weighted-average potentially dilutive shares (in thousands) were excluded from the calculation of diluted net (loss) income per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Year Ended September 30,
	2022	2021	2020
Warrants	758	—	—
Restricted stock	106	—	—
	864	—	—

12.Common Stock

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued warrants to the U.S. Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the common stock on The Nasdaq Stock Market on April 9, 2020. The warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the U.S. Treasury. The exercise price and number of warrant shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants are accounted for within equity at a grant date fair value determined under the Black Scholes Option Pricing Model. As of September 30, 2022, 4,899,497 warrants were issued and outstanding.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Treasury Loan and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust contains restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.
13.	Income Taxes

The provision for income taxes consists of the following:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Current
Federal	$—	$(39)	$—
State	231	202	297
	$231	$163	$297
Deferred
Federal	(47,879)	4,494	8,404
State	(4,342)	1,171	830
	$(52,221)	$5,665	$9,234
(Benefit) provision for income taxes	$(51,990)	$5,828	$9,531

The reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Income tax (benefit) provision at federal statutory rate	$(49,280)	$4,707	$7,769
(Reduction) increase in income taxes resulting from:
State taxes, net of federal tax benefit	(3,953)	669	968
Nondeductible stock compensation expenses	251	(241)	524
Permanent items	206	292	314
Change in valuation allowances	(22)	(140)	1,173
162(m) limitation	11	12	14
Impact of changing rates on deferred tax assets	(247)	509	(2,313)
Expired tax attributes	964	152	633
Other	80	(132)	449
Income tax (benefit) provision	$(51,990)	$5,828	$9,531

The components of the Company's deferred taxes as of September 30, 2022 and 2021 are as follows:

	Years Ended September 30,
	2022	2021
	(in thousands)
Net operating loss carryforwards	$131,897	$121,604
Deferred credits	703	899
Other accrued expenses	1,769	2,682
Prepaids and other	1,175	1,969
Warrant liabilities	5,725	5,018
State alternative minimum tax	1	1
Other reserves and estimated losses	873	729
Operating lease liabilities	8,012	15,226
Deferred revenue	5,506	1,439
Gross deferred tax assets	$155,661	$149,567
Less: valuation allowance	(2,901)	(2,922)
Total net deferred tax assets	$152,760	$146,645

Intangible assets	(877)	(1,552)
Operating lease right-of-use assets	(2,055)	(11,467)
Property and equipment	(166,586)	(200,105)
Unrealized gain on equity investments	(961)	(3,461)
Total deferred tax liabilities	$(170,479)	$(216,585)
Net deferred tax liability	$(17,719)	$(69,940)

The Company has federal and state income tax net operating losses (“NOL”) carryforwards of $591.4 million and $247.0 million, which expire in fiscal years 2027-2038 and 2022-2042, respectively. Approximately $180.9 million of our federal NOL carryforwards are not subject to expiration. These NOL carryovers are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act.

The Company believes that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2.9 million as of September 30, 2022 and $2.9 million as of September 30, 2021 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, the use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009.  Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. The Company completed an update to the analysis of any potential limitation on the use of its net operating losses under Section 382 for the fiscal year ended September 30, 2022. Based on such analysis, the Company does not believe any ownership changes during the review period will further limit its ability to use its current net operating losses to offset future taxable income, if any.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Years Ended September 30,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits — October 1	$4,866	$4,866	$4,688
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in prior period	—	—	178
Unrecognized tax benefits — September 30	$4,866	$4,866	$4,866

The Company’s unrecognized tax benefits of $4.9 million, $4.9 million and $4.9 million as of September 30, 2022, 2021, and 2020, respectively, is included as an offset to the net deferred tax asset balance. If recognized, the balance of the uncertain tax benefits would impact the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carryforwards.

We are subject to taxation in the United States and various states. As of September 30, 2022, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2002.
14.	Share-Based Compensation

Restricted Stock

The Company grants restricted stock units ("RSUs") as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of three (3) to five (5) years for employees and one (1) year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights. RSUs are measured based on the fair market value of the underlying common stock on the grant date.

The restricted stock activity for our years ended September 30, 2022, 2021, and 2020 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2019	847,974	$9.56
Granted	910,297	3.97
Vested	(555,473)	9.21
Cancelled	(7,250)	7.89
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	346,123	9.53
Vested	(492,465)	6.89
Cancelled	(43,000)	4.57
Restricted shares unvested at September 30, 2021	1,006,206	6.22
Granted	718,959	3.20
Vested	(455,303)	6.13
Cancelled	(97,369)	2.97
Restricted shares unvested at September 30, 2022	1,172,493	$4.43

As of September 30, 2022, there was $4.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. The Company recognizes forfeitures of share-based awards as they occur. Share-based compensation expense for the years ended September 30, 2022, 2021, and 2020 was $2.8 million, $3.1 million, and $4.4 million, respectively. Share-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

The Company repurchased 147,108 shares of its common stock for $0.5 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2022. The Company repurchased 155,174 shares of its common stock for $1.5 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2020, the Company repurchased 142,439 shares of its common stock for $0.6 million to cover the income tax obligation on vested employee equity awards.

15.	Employee Stock Purchase Plan

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2022, eligible employees purchased and the Company issued an aggregate of 304,137 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 109,943 of which were purchased and issued during the current fiscal year.
16.	Leases

At September 30, 2022, the Company leased 16 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The operating leases require the Company to pay taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $43.4 million, $44.6 million, and $51.4 million for the year ended September 30, 2022, 2021, and 2020, respectively.

At September 30, 2022, the Company leased 2 aircraft and 3 spare engines under non-cancelable finance leases. Basic rent on finance leases is paid monthly and at the end of the lease term. At the end of the lease term, the Company has the option to purchase the aircraft and engines for most of the finance leases. These finance leases are reflected as finance lease obligations of $18.0 million on our consolidated balance sheet as of September 30, 2022.

The components of our operating and finance lease costs were as follows (in thousands):

	Year Ended September 30,
	2022	2021
Operating lease costs	$37,637	$37,929
Variable and short-term lease costs	5,783	6,708
Interest expense on finance lease liabilities	547	576
Amortization expense of finance lease assets	2,705	2,130
Total lease costs	$46,672	$47,343

As of September 30, 2022, the Company’s operating lease right-of-use assets were $43.1 million, the Company’s current maturities of operating lease liabilities were $17.2 million, and the Company’s noncurrent operating lease liabilities were $16.7 million. As of September 30, 2022, the Company’s current portion of finance lease liabilities were $2.7 million, and the Company’s noncurrent finance lease liabilities were $15.3 million.

The Company’s operating lease payments included in operating cash flows for the year ended September 30, 2022 and 2021 were $36.3 million and $47.6 million, respectively. The Company’s finance lease interest payments included in operating cash flows for the year ended September 30, 2022 and 2021 were $0.3 million and $0.6 million, respectively. The Company’s finance lease principal payments included in financing cash flows for the year ended September 30, 2022 and 2021 were $2.5 million and $2.3 million, respectively.

Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the quarter ended September 30, 2022 and determined that only the asset group associated with the CRJ-900 fleet operating under the American CPA, discussed in Note 8, required impairment. This resulted in an impairment loss of $15.2 million to the leased aircraft within the asset group for the CRJ-900 fleet operating for the year ended September 30, 2022, which was recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income. Additionally, we recorded a $0.2 million of impairment on certain operating lease ROU assets associated with the abandonment of a leased facility during the year ended September 30, 2022. The Company did not record any impairment losses related to its operating lease right-of-use assets during the years ended September 30, 2021 and 2020.

The table below presents the weighted average remaining terms and discount rates for our operating and finance leases as of September 30, 2022:

As of September 30, 2022
Finance leases:
Weighted average remaining lease term	7.4 years
Weighted average discount rate	6.1%
Operating leases:
Weighted average remaining lease term	3.8 years
Weighted average discount rate	4.5%

The following table summarizes future minimum rental payments, primarily related to leased aircraft, required under operating and finance leases that had initial or remaining non-cancelable lease terms as of September 30, 2022 (in thousands):

Periods Ending September 30,	Operating Leases	Finance Leases
2023	$18,356	$2,730
2024	10,172	7,054
2025	1,564	1,800
2026	1,046	1,800
2027	1,029	1,800
Thereafter	5,054	6,600
Total lease payments	37,221	21,784
Less: imputed interest	(3,256)	(3,746)
Amounts recorded in the consolidated balance sheet	$33,965	$18,038

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

In June 2020, the Company amended its RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement dated June 5, 2020, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor and accordingly, this was not a lease modification and required no changes to current accounting treatment. As of September 30, 2022, we were in compliance with the covenants in the RASPRO Lease Facility.

17.	Commitments and Contingencies

Litigation

We are involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings which we consider routine to our business activities on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business.

With respect to the matters disclosed in Item 3: “Legal Proceedings”, we believed that the ultimate outcomes of the two (2) putative class action lawsuits and such other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of 10 new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five (5) engines to be delivered in calendar year 2021. The Company has options to purchase an additional 10 similar engines beyond 2022. The total purchase commitment related to these 10 engines is approximately $52.2 million. As of September 30, 2022, we have purchased nine (9) of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3 with delivery of the remaining three (3) engines expected to take place during calendar year 2023.

If the Company fails to accept delivery of the spare engines when duly tendered, the Company may be assessed a minimum cancellation charge based on the engine price determined as of the date of scheduled engine delivery to the Company.

Electric Aircraft Forward Purchase Commitments

As described in Note 8, in February 2021, the Company entered into a forward purchase contract with Archer for a number of electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”). The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met.

As described in Note 8, in July 2021, the Company entered into a forward purchase contract with Heart for a number of fully electric aircraft. The maximum aggregate base commitment for the aircraft is $1,200.0 million, with an option to purchase additional aircraft. The Company’s obligation to purchase the aircraft is subject to the Company and Heart first agreeing in the future to a number of terms and conditions, which may or may not be met.

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

18.	Subsequent Events

Amendment No. 11 to American CPA

In December 2022, we entered into Amendment No. 11 (the “AA Amendment”) to the American CPA.  The AA Amendment provides for the termination and wind-down of the American CPA by April 3, 2023 (the “Wind-down Period”), at which time all Covered Aircraft (as defined in the American CPA) will be removed from the American CPA.  We will begin to place aircraft operated under the American CPA with in March 2023.  As of the date if this Annual Report on Form 10-K, we operate 42 CRJ-900 aircraft under the American CPA, including two (2) operational spares.  The American CPA was previously set to expire by its terms on December 31, 2025.

Under the terms of the AA Amendment, during the Wind-down Period (i) we will continue to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number flights and block hours actually flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American has agreed not to exercise certain any termination or withdrawal rights under the American CPA if we fail to meet certain operational performance targets for the three (3) consecutive month period ending January 31, 2023.

Provided we comply with the terms of the American CPA during the Wind-down Period and no Material Breach (as defined in the American CPA) has occurred, American has also agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA.

The AA Amendment provides for liquidated damages (the “Liquidated Damages Claim”) payable to American in the event of a Material Breach (as defined in the American CPA) of the American CPA or a repudiation by us of our obligations under the American CPA.

So long as we have not caused any Material Breaches during the Wind-Down Period, then immediately upon the expiration thereof, the parties have agreed to execute a written mutual release of claims and acknowledgment that no Material Breaches have occurred under the American CPA (including, without limitation, any Liquidated Damages Claim).

Amendment and Restatement of the United CPA

On December 27, 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United (as amended and restated, the “Amended and Restated United CPA”), which amends and restates the Second Amended and Restated Capacity Purchase Agreement, dated as of November 4, 2020, with United (as theretofore amended).  The Amended and Restated United CPA provides, among other things, for the following amended terms:

▪

The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating;

▪	An increase in rates to cover the Company’s pilot pay increases instituted in September 2022, effective through September 2025;
▪	United to be responsible for all costs associated with converting the CRJ-900 aircraft for operation in United’s network;
▪	Terms providing that United may remove from the scope of the United CPA the CRJ-900, subject to certain notice and other requirements;
▪	United’s existing utilization waiver for the Company’s operation of E175LL Covered Aircraft (as defined in the United CPA) to be extended to December 31, 2023;
▪	The extension of existing monthly operational performance incentives; and
▪	An agreement by the Company to not enter into new regional air carrier service agreements, excluding the Company’s existing agreement with DHL.

In consideration for entering into the Amended and Restated United CPA and providing the revolving line of credit (discussed below), the Company has agreed to (i) grant United the right to designate one individual (the “United Designee”) to be appointed to the Company’s board of directors, and (ii) issue to United shares of our common stock equal to ten percent (10.0%) of the Company’s issued and outstanding shares on a fully diluted basis as of the date of such issuance (the “United Shares”).  United’s board designee rights will terminate at such time as United’s equity ownership in the Company falls below five percent (5.0%).

The United Shares will be issued pursuant to an equity purchase agreement, which will contain customary representations, warranties, covenants and indemnities for such a transaction, including pre-emptive rights relating to the issuance of any equity securities by the Company.  The Company will also enter into a definitive registration rights agreement with United, granting United customary demand registration rights in respect of publicly registered offerings of the Company, subject to usual and customary exceptions and limitations.

Revolving Line of Credit

In connection with the above-referenced Amendment to the United CPA, United has agreed to purchase and assume, pursuant to an Assignment and Assumption Agreement (the “Assignment”), all of CIT Bank’s rights and obligations under Mesa’s and Mesa Air Group Airline Inventory Management, L.L.C.’s existing revolving credit facility with CIT, which is guaranteed by the Company (the “Existing Agreement”).   In connection with the effectiveness of the Assignment, the Existing Agreement will be amended (as so amended, the “Amended Credit Facility”) to, among other things, (i) extend the Revolving Loan Maturity Date (as defined in the Amended Credit Facility) from the earlier to occur of November 30, 2028 or the date of the termination of the United CPA; (ii) provide for a revolving loan of $10.0 million plus certain other fees (the “Effective Date Bridge Loan”), which will be due and payable on January 31, 2024, subject to certain mandatory prepayment requirements; (iii) provide for Revolving Commitments (as defined in the Amended Credit Facility) equal to $30.7 million (inclusive of the amount outstanding under such facility as of the effective date of the Assignment) plus the original principal amount of the Effective Date Bridge Loan; (iv) amortization of the obligations outstanding under the Existing Agreement commencing the last business day of each fiscal quarter commencing the fiscal quarter ending March 31, 2025; (v) a covenant capping Restricted Payments (as defined in the Amended Credit Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, measured at the end of each fiscal quarter, and a Liquidity (as defined in the Amended Credit Facility) requirement of not less than $15.0 million at close of any business day.  Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans (as each term is defined in the Amended Credit Facility.  Amounts borrowed under the Amended Credit Facility will be secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies.

Amendment to the Loan and Guarantee Agreement with the United States Department of the Treasury

On December 22, 2022, Mesa Air Group, Inc. (the “Company”) and its wholly owned subsidiaries, Mesa Airlines, Inc. (“Mesa”) and Mesa Air Group Airline Inventory Management, L.L.C., entered into a Modification and Waiver Agreement (the “Modification Agreement”) with the United States Department of the Treasury (the “Treasury”) and The Bank of New York Mellon, as Administrative Agent and Collateral Agent (the “Bank of New York”).  The Modification Agreement provides for the amendment of the Loan and Guarantee Agreement, dated as of October 30, 2020 (as theretofore amended, the “Loan Agreement”), among Mesa, as Borrower, the Company, as a Guarantor, the Guarantors party thereto from time to time, the Treasury, and the Bank of New York.  The amended terms include, among others, the following: (i) a modification of the Collateral Coverage Ratio covenant with respect to amounts on deposit in the Eligible Receivables Account and the Collateral Coverage Ratio covenant, effective through the maturity date of the Loan Agreement; and (ii) a waiver of the Collateral Coverage Ratio covenant requirement with respect to the release of liens on Collateral.  The Modification Agreement also imposes certain obligations on the Company in connection with its sale of Collateral subject to the Loan Agreement and certain lien release obligations on the Treasury with respect to such sales.  Capitalized terms used herein but not otherwise defined have the meanings assigned to such terms in the Loan Agreement.

Amendment to Credit Agreement with Economic Development Corporation of Canada

On December 15, 2022, the Company entered into an agreement to renegotiate an existing credit agreement with the Economic Development Corporation of Canada (“EDC”) and Mitsubishi Heavy Industries RJ Aviation, Inc. (“MHIRJ”) that would, among other things, (i) reduce principal amortization on seven (7) CRJ-900 certain airframes financed with EDC for 24 months, with such deferred sum repaid at maturity in June 2027, subject to certain engine overhaul investment requirements in year two (2) to be agreed upon, and (ii) forgive $700,000 of subordinated debt payable to MHIRJ on each of the seven (7) CRJ-900 aircraft if repaid prior to December 31, 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 based on the material weaknesses in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a “Emerging Growth Company”, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 and has concluded that such internal control over financial reporting was not effective, based on the material weaknesses described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessments and those criteria, management determined that our review and oversight control activities did not operate at a sufficient level of precision to detect errors related to (1) the application of the accounting for net operating loss carryforwards governed by the Tax Cuts and Jobs Act (TCJA) and (2) the accounting for the impairment of the assets. Internal controls in place were not operating effectively to prevent and detect a material misstatement. We have established plans to remediate these material weaknesses outlined below.

Management’s steps taken to remediate the material weakness.

To remediate these two material weaknesses, we have taken the following actions:

1)

We plan to hire additional qualified personnel, to assist management with its financial statement close process and provide oversight of our financial reporting, including items of a non-routine or technical nature.

2)	We plan to implement more timely operation of the review controls and improve communications amongst the various stakeholders in the company.

Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and is in conformity with GAAP.

Changes in internal control over financial reporting.

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

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

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2023 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

Consolidated Balance Sheets as of September 30, 2022 and 2021

Consolidated Statements of Operations and Comprehensive (loss) income for the years ended September 30, 2022, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.1#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.3#	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.4#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.5#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.6#	Employment Agreement between the Registrant and Torque Zubeck, dated February 23, 2021	10-K	December 10, 2021	10.10

10.7.1††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.7.2††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021	10-K	December 10, 2021	10.11.4

10.7.3††	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022	10-Q	May 9, 2022	10.1

10.7.4††	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022	10-Q	August 8, 2022	10.3

10.7.5††	Fourth Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated August 8, 2022				X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.8††	Aircraft Purchase Agreement between Mesa Airlines, Inc. and United Airlines, Inc. dated September 27, 2022				X

10.9.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.9.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.9.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.9.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

10.9.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021	10-Q	August 9, 2021	10.2.3

10.9.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021	10-K	December 10, 2021	10.12.6

10.9.7††	Amendment No.7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022	10-Q	May 9, 2022	10.12.8

10.9.8††	Amendment No.8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022	10-Q	August 8, 2022	10.12.9

10.9.9††	Amendment No.9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022	10-Q	August 8, 2022	10.12.10

10.9.10††	Amendment No.10 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022				X

10.10.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.10.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.10.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.10.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018.	S-1/A	July 30, 2018	10.12.5

10.11.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.14.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.14.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.14.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.15	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.16.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.16.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.16.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.16.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.16.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.16.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.16.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.16.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.16.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.16.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.16.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.17.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.17.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.17.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.17.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

10.17.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.18.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent.	10-K	December 14, 2020	10.22.1

10.19	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021	10-Q	February 9, 2022	10.1

21.1	List of subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MESA AIR GROUP, INC.

Date: December 29, 2022	By:	/s/ Torque Zubeck
Torque Zubeck
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 29, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	December 29, 2022
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Torque Zubeck	Chief Financial Officer	December 29, 2022
Torque Zubeck	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	December 29, 2022
Ellen N. Artist

/s/Mitchell Gordon	Director	December 29, 2022
Mitchell Gordon

/s/Dana J. Lockhart	Director	December 29, 2022
Dana J. Lockhart

/s/Daniel McHugh	Director	December 29, 2022
Daniel McHugh

/s/Harvey W. Schiller	Director	December 29, 2022
Harvey W. Schiller

/s/Spyridon Skiados	Director	December 29, 2022
Spyridon Skiados