Form 10-Q
period 2022-12-31
MESA AIR GROUP INC
filed 2023-02-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 7, 2023, the registrant had 40,420,611 shares of common stock, no par value per share, issued and outstanding.

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission on December 29, 2022. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, excluding our existing Flight Services Agreement with DHL, which will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company’s satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,077	$57,683
Restricted cash	3,343	3,342
Receivables, net	13,115	3,978
Expendable parts and supplies, net	25,509	26,715
Prepaid expenses and other current assets	3,953	6,616
Total current assets	101,997	98,334

Property and equipment, net	945,545	865,254
Intangible assets, net	—	3,842
Lease and equipment deposits	1,781	6,085
Operating lease right-of-use assets	11,896	43,090
Deferred heavy maintenance, net	10,311	9,707
Assets held for sale	73,000	73,000
Other assets	14,984	16,290
Total assets	$1,159,514	$1,115,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases	$88,802	$97,218
Current portion of deferred revenue	1,204	385
Current maturities of operating leases	5,354	17,233
Accounts payable	51,257	59,386
Accrued compensation	9,097	11,255
Other accrued expenses	30,561	29,000
Total current liabilities	186,275	214,477
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	597,816	502,517
Noncurrent operating lease liabilities	9,533	16,732
Deferred credits	2,869	3,082
Deferred income taxes	16,705	17,719
Deferred revenue, net of current portion	17,607	23,682
Other noncurrent liabilities	28,938	29,219
Total noncurrent liabilities	673,468	592,951
Total liabilities	859,743	807,428
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 36,378,550 (2023) and 36,376,897 (2022) shares issued and outstanding, 4,899,497 (2023) and 4,899,497 (2022) warrants issued and outstanding	259,864	259,177
Retained earnings	39,907	48,997
Total stockholders' equity	299,771	308,174
Total liabilities and stockholders' equity	$1,159,514	$1,115,602

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2022	2021
Operating revenues:
Contract revenue	$128,450	$136,894
Pass-through and other revenue	18,723	10,863
Total operating revenues	147,173	147,757

Operating expenses:
Flight operations	58,320	47,598
Maintenance	48,287	58,981
Aircraft rent	4,083	9,586
General and administrative	13,988	12,578
Depreciation and amortization	15,203	21,028
Intangible asset impairment	3,719	—
Other operating expenses	1,126	1,972
Total operating expenses	144,726	151,743
Operating income (loss)	2,447	(3,986)
Other income (expense), net:
Interest expense	(11,276)	(7,930)
Interest income	71	51
Loss on investments, net	(1,679)	(6,462)
Other income (expense), net	417	(59)
Total other expense, net	(12,467)	(14,400)
Loss before taxes	(10,020)	(18,386)
Income tax benefit	(930)	(4,112)
Net loss and comprehensive loss	$(9,090)	$(14,274)
Net loss per share attributable to
common shareholders
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)
Weighted-average common shares outstanding
Basic	36,378	35,963
Diluted	36,378	35,963

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

	Three Months Ended December 31, 2022
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	688	—	688
Repurchased shares	(847)	—	(1)	—	(1)
Restricted shares issued	2,500	—	—	—	—
Net loss	—	—	—	(9,090)	(9,090)
Balance at December 31, 2022	36,378,550	4,899,497	$259,864	$39,907	$299,771

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,090)	$(14,274)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	15,203	21,028
Stock compensation expense	688	716
Loss on investments, net	1,679	6,462
Deferred income taxes	(1,014)	(4,224)
Amortization of deferred credits	(213)	(213)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	1,379	3,199
Intangible asset impairment	3,719	—
Other	55	243
Changes in assets and liabilities:
Receivables	(9,137)	248
Expendable parts and supplies	1,150	(978)
Prepaid expenses and other operating assets and liabilities	2,290	2,094
Accounts payable	(7,008)	174
Deferred revenue	(5,256)	(4,184)
Accrued expenses and other liabilities	(656)	(4,868)
Operating lease right-of-use assets and liabilities	177	(672)
Net cash provided by (used in) operating activities	(6,034)	4,751

Cash flows from investing activities:
Capital expenditures	(16,740)	(19,775)
Investments in equity securities	—	(200)
Refund (payment) of equipment and other deposits	131	(6,954)
Net cash used in investing activities	(16,609)	(26,929)

Cash flows from financing activities:
Proceeds from long-term debt	39,000	30,811
Principal payments on long-term debt and finance leases	(17,544)	(24,510)
Payments of debt and warrant issuance costs	(417)	(2,293)
Repurchase of stock	(1)	(15)
Net cash provided by financing activities	21,038	3,993

Net change in cash, cash equivalents and restricted cash	(1,605)	(18,185)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$59,420	$105,682

Supplemental cash flow information
Cash paid for interest	$7,763	$2,815
Operating lease payments in operating cash flows	$4,679	$10,152
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$236	$4,190
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$76,185	$—
Investments in warrants to purchase common stock	$—	$100
Accrued capital expenditures	$—	$1,722

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 106 cities in 42 states, the District of Columbia, the Bahamas, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of December 31, 2022, Mesa operated a fleet of 158 aircraft with approximately 293 daily departures and 2,478 employees. Mesa’s fleet were conducted under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”). All of the Company’s consolidated contract revenues for the three months ended December 31, 2022 and 2021 were derived from operations associated with these two (2) CPAs, FSA, and leases of aircraft to a third party.

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

Impact of Pilot Shortage and Attrition

During our three months ended December 31, 2022 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the three months ended December 31, 2022, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $6.0 million and net loss of $9.1 million including a non-cash impairment charge related to the Company’s American intangible asset of $3.7 million. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet debt obligation in the next twelve months.

To address the events that gave rise to such concerns, management developed and implemented the following material changes to its business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next twelve months.

•
During the fourth quarter 2022, the Company reached an agreement with ALPA which increased overall pilot hourly pay by nearly 118% for captains and 172% for new-hire first officers. As a result of this agreement, we have experienced reduced attrition rates and attracted new pilots.
•
The Company and American have agreed to terminate and complete a wind-down of the American CPA. This will ultimately eliminate financial penalties incurred under the American CPA. In December 2022, we entered into Amendment No.11 to our American CPA that includes, among other things, disclosure regarding the wind-down of our operations with American and the termination of the American CPA.
•
In December 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United which amended and restated the existing United CPA. This agreement increases block hour revenues to cover increased wages agreed to with ALPA and adds CRJ 900 aircraft currently operating under the American CPA.

•
We entered into an agreement with United to sell 18 CRJ-700 aircraft during the fiscal year ended September 30, 2022, of which ten (10) were sold. The approximate net proceeds from the sale in the prior period was $36.8 million after retirement of debt. The sale of the remaining eight (8) aircraft that are classified as assets held for sale at December 31, 2022, as discussed in Note 6, closed during January 2023. The approximate net proceeds from the sale after retirement of debt is $8.0 million.
•
We entered into an agreement with a third party to sell 11 of our CRJ-900 aircraft and one (1) CRJ-200 aircraft to raise capital and retire debt, as discussed in Note 6. The approximate net proceeds of the sale are expected to be $8.2 million after retirement of debt.
•
We entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale are expected to be $80 million and will retire debt of $26.4 million. See Note 16 for a discussion of the engine sale agreement transaction and closing deliverables.
•
We established and drew upon a new line of credit with United totaling $25.5 million. See Note 9 for a discussion of the line of credit and amount drawn.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on seven CRJ-900 NextGen aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to reduce its loan amount by approximately $5 million.
•
We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 CRJ-900 aircraft at lease termination by a total of $25 million.
•
We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot supply to Mesa. We have entered into an agreement to purchase up to 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA and then be hired by Mesa. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their ATP certificate.
•
We added flight training simulators and flight training instructors to expand our training capacity to backfill pilots lost to attrition.
•
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

The plans and initiatives outlined above have effectively alleviated pressure on financial performance. While we continue to implement and monitor our plans and initiatives, there is no guarantee that these will continue to be effective and achieve their desired objectives.

As of December 31, 2022, the Company has $88.8 million of short-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity we have achieved as outlined above.

American Capacity Purchase Agreement

As of December 31, 2022, the Company operated 42 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion factor (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operate.

In December 2022, we entered into Amendment No. 11 (the “AA Amendment”) to the American CPA. The AA Amendment provides for the termination and wind-down of the American CPA by April 3, 2023 (the “Wind-down Period”), at which time all Covered Aircraft (as defined in the American CPA) will be removed from the American CPA. In March 2023, we will begin to transition aircraft operated under the American CPA to the United CPA. The American CPA was previously set to expire by its terms on December 31, 2025.

Under the terms of the AA Amendment, during the Wind-down Period (i) we will continue to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number of flights and block hours flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American has agreed not to exercise certain termination or withdrawal rights under the American CPA if we fail to meet certain operational performance targets for the three (3) consecutive month period ending January 31, 2023.

Provided we comply with the terms of the American CPA during the Wind-down Period and no Material Breach (as defined in the American CPA) has occurred, American has also agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA. Failure to meet CCF targets in any given month during the Wind-down Period will result in a penalty for each performance metric that falls below an allotted threshold.

The AA Amendment provides for liquidated damages (the “Liquidated Damages Claim”) payable to American in the event of a Material Breach (as defined in the American CPA) of the American CPA or a repudiation by us of our obligations under the American CPA.

So long as we have not caused any Material Breaches during the Wind-Down Period, then immediately upon the expiration thereof, the parties have agreed to execute a written mutual release of all claims and acknowledgment that no Material Breaches have occurred under the American CPA (including, without limitation, any Liquidated Damages Claim).

United Capacity Purchase Agreement

During the quarter ended December 31, 2022, we operated 60 E-175 and 20 E-175LL aircraft under our Second Amended and Restated Capacity Purchase Agreement with United dated November 4, 2020 (as amended, the “United CPA” or the "Second Amended and Restated Capacity Purchase Agreement"). Under the United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring in 2032 and 2033.

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

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of December 31, 2022, we have leased 10 CRJ-700 aircraft. During August of 2022, we committed to a formal plan to sell 18 CRJ-700 aircraft. As of December 31, 2022, we sold 10 of the 18 CRJ-700 aircraft. See Note 6 for further discussion of the eight (8) remaining CRJ-700 aircraft classified as held for sale.

Our United CPA is subject to termination prior to its expiration, including under the following circumstances:

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
•
United, subject to certain conditions, including the payment of certain costs tied to aircraft type, may terminate the agreement in its discretion, or remove E-175 aircraft from service, by giving us notice of 90 days or more; and
•
If United elects to terminate our United CPA in its entirety or permanently remove aircraft from service, we are permitted to return any of the affected E-175 aircraft leased from United at no cost to us.

On December 27, 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United (as amended and restated, the “Amended and Restated United CPA”), which amends and restates the Second Amended and Restated Capacity Purchase Agreement. The Amended and Restated United CPA provides, among other things, for the following amended terms:

•
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating;
•
An increase in rates to cover the Company’s pilot pay increases instituted in September 2022, effective through September 2025;
•
United to be responsible for all costs associated with converting the CRJ-900 aircraft for operation in United’s network;
•
Terms providing that United may remove the CRJ-900 aircraft from the scope of the United CPA, subject to certain notice and other requirements;
•
United’s existing utilization waiver for the Company’s operation of E175LL Covered Aircraft (as defined in the United CPA) to be extended to December 31, 2023;
•
The extension of existing monthly operational performance incentives; and
•
An agreement by the Company to not enter into new regional air carrier service agreements, excluding the Company’s existing agreement with DHL, and provided that this restriction shall not apply from and after the earlier to occur of (i) January 1, 2026 and (ii) the Company's satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA).

In January 2023, in consideration for entering into the Amended and Restated United CPA and providing the revolving line of credit, discussed in Note 9, the Company agreed to (i) grant United the right to designate one individual (the “United Designee”) to be appointed to the Company’s board of directors, and (ii) issue to United shares of our common stock equal to ten percent (10.0%) of the Company’s issued and outstanding shares on a fully diluted basis as of the date of such issuance (the “United Shares”). United’s board designee rights will terminate at such time as United’s equity ownership in the Company falls below five percent (5.0%).

United was also granted pre-emptive rights relating to the issuance of any equity securities by the Company and certain registration rights, set fourth in a definitive registration rights agreement with United, granting United customary demand registration rights in respect of publicly registered offerings of the Company, subject to usual and customary exceptions and limitations. See also Note 17 for a discussion regarding the amendment to the Company's bylaws as it relates to the Amended and Restated United CPA.

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate three (3) Boeing 737-400F aircraft to provide cargo air transportation services as of December 31, 2022. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

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

The DHL FSA expires five (5) years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one (1) or more aircraft for a period of one year with 90 days’ advance written notice.

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
•
At any time after the first anniversary of the commencement date of the first aircraft placed in service with 90 days' written notice.
•
If we fail to comply with performance standards for three (3) consecutive measurement periods.
•
If we are subject to a labor incident that materially and adversely affects our ability to perform services under the DHL FSA for a specified number of days;
•
Upon a change in control or ownership of the Company; and
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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2022 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

Segment Reporting

As of December 31, 2022, our chief operating decision maker was the Chief Executive Officer. While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three months ended December 31, 2022, we recognized $5.3 million of previously deferred revenue. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of December 31, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending December 31,	Total Revenue
2023 (remainder of)	$691
2024	3,214
2025	4,810
2026	4,024
2027	3,675
Thereafter	2,397
Total	$18,811

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

The lease revenue associated with our CPAs is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $41.1 million and $40.3 million of lease revenue for the three months ended December 31, 2022 and 2021, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPAs.

Historically, the Company has lease agreements with GoJet Airlines LLC (“GoJet”) to lease 20 CRJ-700 aircraft. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

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

During fiscal year 2022, the Company terminated its lease agreement with GoJet to lease 18 of the 20 CRJ-700 aircraft and classified the 18 aircraft as assets held for sale, of which ten (10) were sold. The sale of the remaining eight (8) aircraft assets held for sale (see Note 6) closed in January 2023. The remaining two (2) lease agreements are accounted for as finance leases.

The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of December 31, 2022 (in thousands):

Periods Ending December 31,	Total Payments
2023 (remainder of)	$1,638
2024	2,184
2025	2,184
2026	2,184
2027	2,184
Thereafter	8,008
Total	$18,382

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at December 31, 2022 and September 30, 2022 were $3.7 million and $3.9 million, respectively. We recognized $0.2 million and $0.2 million of the deferred credits within contract revenue during the three months ended December 31, 2022 and 2021, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.8 million and $0.2 million for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and September 30, 2022, our deferred heavy maintenance balance, net of accumulated amortization, was $10.3 million and $9.7 million, respectively.

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

Engine overhaul expense totaled $8.7 million and $5.3 million for the three months ended December 31, 2022 and 2021, respectively, of which $8.7 million and $3.8 million, respectively, was pass-through expense. Airframe C-check expense totaled $5.1 million and $9.1 million for the three months ended December 31, 2022 and 2021, respectively, of which $4.4 million and $0.0 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 6 for further discussion of our assets classified as held for sale as of December 31, 2022.

3.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR), or another reference rate expected to be discontinued. Optional expedients can be applied through December 31, 2024. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

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

As of December 31, 2022, we had $3.3 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three months ended December 31, 2022 and 2021 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at December 31, 2022 and September 30, 2022 was derived from these agreements.

American accounted for approximately 45% and 45% of our total revenue for the three months ended December 31, 2022 and 2021, respectively. United accounted for approximately 50% and 49% of our total revenue for the three months ended December 31, 2022 and 2021, respectively. In December 2022, the Company entered into the AA Amendment that provides for the termination and wind-down of the American CPA by April 3, 2023. Also in December 2022, the Company entered into the Amended and Restated United CPA, which transitions the aircraft previously operated under the American CPA to be operated under the Amended and Restated United CPA as of April 2023, refer to Note 1 for further discussion regarding both amendments. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of December 31, 2022 or September 30, 2022. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Intangible Assets

Information about our intangible assets as of December 31, 2022 and September 30, 2022, is as follows (in thousands):

	December 31,	September 30,
	2022	2022
Customer relationship	$43,800	$43,800
Accumulated amortization	(38,152)	(38,029)
Impairment	(5,648)	(1,929)
Net carrying value	$—	$3,842

Total amortization expense recognized was $0.1 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively. The Company recognized an impairment loss of $3.7 million on the customer relationship related to the American CPA during the three months ended December 31, 2022, which was recorded in asset impairment on our condensed consolidated statements of operations and comprehensive loss. Accordingly, we expect to record amortization expense of zero for the remainder of 2023 and thereafter.

As of December 31, 2022, our intangible assets’ remaining amortization term is 0.0 years.

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

As of December 31, 2022, the Company has 11 CRJ-900 aircraft, eight (8) CRJ-700 aircraft, and one (1) CRJ-200 aircraft that are classified as assets held for sale with a net book value of $73.0 million, which is reflected within assets held for sale on our condensed consolidated balance sheet.

The Company closed the sale of its eight (8) CRJ-700 aircraft in January 2023. The approximate net proceeds from the sale after retirement of debt is $8.0 million. The Company expects to close its sale of the 11 CRJ-900 and one (1) CRJ-200 during the three months ended March 31, 2023.

7.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	December 31,	September 30,
	2022	2022
Expendable parts and supplies, net:
Expendable parts and supplies	$32,013	$31,913
Less: obsolescence and other	(6,504)	(5,198)
	$25,509	$26,715
Prepaid expenses and other current assets:
Prepaid aviation insurance	$1,026	$2,618
Prepaid vendors	906	1,310
Prepaid other insurance	798	1,268
Lease incentives	143	352
Prepaid fuel and other	1,080	1,068
	$3,953	$6,616
Property and equipment, net:
Aircraft and other flight equipment	$1,354,137	$1,260,143
Other equipment	5,709	5,577
Leasehold improvements	2,776	2,776
Vehicles	1,003	992
Building	777	777
Furniture and fixtures	298	298
Total property and equipment	1,364,700	1,270,563
Less: accumulated depreciation	(419,155)	(405,309)
	$945,545	$865,254
Other assets:
Investments in equity securities	$13,408	$15,178
Lease incentives	1,061	1,097
Other	515	15
	$14,984	$16,290
Other accrued expenses:
Accrued property taxes	$6,066	$5,866
Accrued interest	5,016	2,882
Accrued vacation	7,768	4,746
Accrued lodging	3,529	3,795
Accrued maintenance	2,154	1,453
Accrued liability on government payroll program	—	2,967
Accrued simulator costs	149	1,045
Accrued employee benefits	1,097	1,679
Accrued fleet operating expense	1,232	1,606
Other	3,550	2,961
	$30,561	$29,000
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	843	1,123
Other	1,820	1,821
	$28,938	$29,219

Impairment of Long-lived Assets

The Company monitors for any indicators of impairment of the long-lived fixed assets. When certain conditions or changes in the economic situation exist, the assets may be impaired and the carrying amount of the assets exceed their fair value. The assets are then tested for recoverability of carrying amount. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted net cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value.

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

During the fiscal year ended September 30, 2022, due to the impacts of the pilot shortage and the pilot wage increase, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups. The Company concluded there was impairment of its American asset group and recorded it as asset impairment in our condensed consolidated statements of operations and comprehensive loss.

During the three months ended December 31, 2022, the Company qualitatively evaluated indictors of impairment and concluded that the remaining carrying value of the American intangible asset required impairment. The Company recognized a total impairment loss of $3.7 million related to the American intangible asset in the condensed consolidated statements of operations and comprehensive loss. The Company determined that no other indicators of impairment were present during the quarter and no further steps were determined to be necessary. The Company did not record any impairment losses related to its long-lived assets during the three months ended December 31, 2021.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets, including the impact of the COVID-2019 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $14.4 million and $20.5 million for the three months ended December 31, 2022 and 2021, respectively.

Other Assets

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained equity warrant assets giving us the right to acquire a number shares of common stock in Archer Aviation, Inc. (“Archer”), which at the time of our initial investment was a private, venture-backed company. As the initial investment in Archer did not have a readily determinable fair value, we accounted for this investment using the measurement alternative under ASC 321, Investments – Equity Securities, and measured the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. In September 2021, the merger between Archer and a special purpose acquisition company (“SPAC”) was completed, resulting in a readily determinable fair value of our investments in Archer. Accordingly, gains and losses associated with changes in the fair value of our investments in Archer are measured in earnings, in accordance with ASC 321.

The initial grant date values of the warrants, $16.4 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement.

In connection with closing of the merger between Archer and the SPAC described above, in September 2021, we purchased 500,000 Class A common shares in Archer for $5.0 million and obtained an additional warrant to purchase shares of Archer with a total grant date value of $5.6 million. The initial value of the warrants was recognized as a vendor credit liability within other noncurrent liabilities, and will be settled in the future, as a reduction of the acquisition date value of the eVTOL aircraft contemplated in the related aircraft purchase agreement. Because these investments have readily determinable fair values, gains and losses resulting from changes in fair value of the investments are reflected in earnings, in accordance with ASC 321. All of our vested warrants have been exercised into shares of Archer common stock.

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

Total net losses on our investments in equity securities totaled $1.7 million and $6.5 million during the three months ended December 31, 2022 and 2021, respectively, and are reflected in loss on investments, net in our condensed consolidated statements of operations and comprehensive loss. As of December 31, 2022, the aggregate carrying amount of our investments in equity securities was $13.4 million, and the carrying amount of our investments without readily determinable fair values was $9.0 million.

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

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	—	Inputs, other than quoted prices in active markets, which are observable either directly or indirectly; and
Level 3	—	Unobservable inputs in which there is little or no market data, requiring an entity to develop its own assumptions.

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of December 31, 2022 and September 30, 2022.

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

The carrying value and estimated fair value of our total long-term debt, including current maturities, were as follows (in millions):

	December 31, 2022		September 30, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$701.3	$635.6	$615.3	$541.7

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of December 31, 2022 and September 30, 2022, consisted of the following (in thousands):

	December 31,	September 30,
	2022	2022

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on LIBOR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$69,919	$73,850
Notes payable to secured parties, due in semi-annual installments, interest based on LIBOR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	131,010	131,010
Notes payable to secured parties, due in quarterly installments, interest based on LIBOR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	102,802	106,865
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	80,117	18,038
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	21,891	26,758
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2023, secured by flight equipment	1,500	2,000
Revolving credit facility, monthly interest based on LIBOR plus interest spread at 3.50% through 2022, collateralized by the underlying equipment and investments	41,130	15,630
Notes payable to financial institution, quarterly interest based on LIBOR plus interest spread at 3.50% through 2027	204,947	204,947
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 4.24%, through 2027, collateralized by the underlying equipment	48,031	36,212
Gross long-term debt, including current maturities	701,347	615,310
Less unamortized debt issuance costs	(8,051)	(8,303)
Less notes payable warrants	(6,678)	(7,272)
Net long-term debt, including current maturities	686,618	599,735
Less current portion, net of unamortized debt issuance costs	(88,802)	(97,218)
Net long-term debt	$597,816	$502,517

Principal maturities of long-term debt as of December 31, 2022, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
2023 (remainder of)	$73,863
2024	136,272
2025	64,952
2026	274,107
2027	81,106
Thereafter	71,047
$701,347

The carrying value of collateralized aircraft and equipment as of December 31, 2022 was approximately $869.2 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of December 31, 2022, we had $131.0 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

United Revolving Credit Facility

On June 30, 2022, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the "Existing Facility") by and among Mesa Airlines and Mesa Air Group Airline Inventory Management, L.L.C., as borrowers, Mesa Air Group, as a Guarantor, the other guarantors party thereto from time to time, CIT Bank, a division of First-Citizens Bank & Trust Company ("CIT Bank”), as Administrative Agent, First-Citizens Bank & Trust Company (“First Citizens”), as a lender, and the other lenders from time to time party thereto, which was effective as of June 30, 2022 and extended the maturity date of the facility provided by such lenders to such borrowers pursuant to an Amended and Restated Credit and Guaranty Agreement, dated as of September 25, 2019 (as amended) by three (3) months to December 31, 2022.

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 (“Amendment No. 1”), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.0 million plus fees and expenses, which is due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

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

In December 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio ("CCR") covenant to 1.55 to 1.0 effective through the maturity date of the Treasury Loan and waive the CCR covenant requirement with respect to the release of liens on Collateral. As a result of the lower CCR covenant, we are in compliance with this covenant as of December 31, 2022.

Spare Engine Financing

In December 2021, we entered into a loan agreement with a financing institution to finance certain purchases of spare engines via a newly formed limited liability company (“LLC”). The loan agreement provides for aggregate borrowings of up to $54.0 million through November 2022. In December 2021, we borrowed an aggregate of $35.3 million under the loan agreement, which matures in December 2027. The borrowed amounts are collateralized by the underlying engines and require monthly principal and interest payments until maturity. Borrowings under the loan agreement bear interest at the monthly LIBOR plus 4.24%. The borrowings are the obligation of the newly formed LLC and are guaranteed by Mesa Airlines, Inc..

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

As of December 31, 2022, we were in compliance with all debt covenants.

10.
Earnings Per Share

Calculations of net loss per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Net loss attributable to Mesa Air Group	$(9,090)	$(14,274)
Basic weighted average common shares outstanding	36,378	35,963
Add: Incremental shares for:
Dilutive effect of warrants	—	—
Dilutive effect of restricted stock	—	—
Diluted weighted average common shares outstanding	36,378	35,963
Net loss per common share attributable to Mesa Air Group:
Basic	$(0.25)	$(0.40)
Diluted	$(0.25)	$(0.40)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended December 31,
	2022	2021
Warrants	—	2,215
Restricted stock	—	341
	—	2,556

11.
Common Stock

As discussed in Note 9, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of December 31, 2022, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

12.
Income Taxes

Our effective tax rate (ETR) from continuing operations was 9.3% for the three months ended December 31, 2022 and 22.4% for the three months ended December 31, 2021. The Company’s ETR during the three months ended December 31, 2022 decreased from the prior year tax rate, primarily as a result of certain tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of approximately $591.4 million and $247.0 million, respectively, which expire in fiscal years 2027-2038 and 2023-2043, respectively. Approximately $6.3 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the three months ended December 31, 2022 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	—	$—
Vested	(2,500)	$1.37
Forfeited	—	$—
Restricted shares unvested at December 31, 2022	1,169,993	$4.44

As of December 31, 2022, there was $3.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2022 and 2021 was $0.7 million and $0.7 million, respectively.

We repurchased 847 shares of our common stock for $1.0 thousand to cover the income tax obligation on vested employee equity awards during the three months ended December 31, 2022.

14.
Employee Stock Purchase Plan

2019 ESPP

The Mesa Air Group, Inc. 2019 Employee Stock Purchase Plan ("2019 ESPP”) is a nonqualified plan that provides eligible employees of Mesa Air Group, Inc. with an opportunity to purchase Mesa Air Group, Inc. ordinary shares through payroll deductions. Under the 2019 ESPP, eligible employees may elect to contribute 1% to 15% of their eligible compensation during each semi-annual offering period to purchase Mesa Air Group, Inc. ordinary shares at a 10% discount.

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2022, eligible employees purchased and we issued an aggregate of 304,137 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.

15.
Leases

As of December 31, 2022, we leased 17 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. We expect that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $6.9 million and $11.8 million for the three months ended December 31, 2022 and 2021, respectively.

The components of our operating lease costs were as follows (in thousands):

	Three Months Ended December 31,
	2022	2021
Operating lease costs	$4,699	$9,480
Variable and short-term lease costs	889	1,735
Interest expense on finance lease liabilities	274	100
Amortization expense of finance lease assets	1,046	533
Total lease costs	$6,907	$11,848

As of December 31, 2022, our operating leases have a remaining weighted average lease term of 6.0 years and our operating lease liabilities were measured using a weighted average discount rate of 4.8%.

Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the fiscal year ended September 30, 2022 and determined that only the asset group associated with the CRJ-900 fleet operating under the American CPA, discussed in Note 7, required impairment. As of the three months ended December 31, 2022, we determined zero further impairment is required within the asset group for the CRJ-900 fleet on our condensed consolidated statements of operations and comprehensive loss. Additionally, during the three months ended December 31, 2022, we recorded a zero impairment of certain operating lease ROU assets associated with the abandonment of a leased facility. The Company did not record any impairment losses related to its operating lease right-of-use assets during the three months ended December 31, 2021.

RASPRO Lease Facility

Historically, Mesa Airlines, as lessee, entered into the RASPRO Lease Facility, with RASPRO as lessor, for 15 of our CRJ-900 aircraft classified as operating leases. The obligations under the RASPRO Lease Facility are guaranteed by us, and basic rent is paid quarterly on each aircraft. During December 2022, the Company entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 aircraft at lease termination by a total of $25 million. Under the terms of the new agreement, the Company reclassified these leases as finance leases.

16.
Commitments and Contingencies

Engine Purchase and Sale Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. We agreed to purchase and take delivery of ten (10) new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. The total purchase commitment related to these ten (10) engines is approximately $52.2 million. We also have options to purchase an additional ten (10) similar engines beyond 2022. As of December 31, 2022, we have received delivery of all ten (10) purchased engines pursuant to the Amended and Restated Letter Agreement No. 13-3.

On December 27, 2022, the Company entered into an Engine Sale Agreement with United. The Engine Sale Agreement provides for the sale by the Company to United of 30 GE aircraft engines, with gross proceeds of approximately $80.0 million. The Company expects the net proceeds from this sale to be approximately $53.6 million. The closing of the sale of each engine is subject to certain customary closing deliverables, including delivery of bills of sale and delivery receipts, confirmation of engine location, termination of any existing liens, and other deliverables customary for transactions of this type.

Litigation

We are involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings which we consider routine to our business activities on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our consolidated financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g. injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business.

With respect to the matters disclosed in Item 3: “Legal Proceedings”, we believe that the ultimate outcomes of the two (2) putative class action lawsuits and other such routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

17.
Subsequent Events

Amendments to Bylaws

On January 13, 2023, the Company’s Board of Directors approved a resolution to amend the Company’s Amended and Restated Bylaws (the “Bylaws”) in connection with the Company’s entry into the Amended and Restated United CPA, see Note 1, which provides United with the right to designate one (1) representative to be a member of the Board, provided that United holds at least five percent (5%) of the issued and outstanding shares of capital stock of the Company, and provided that such United Designee shall be subject to the reasonable approval of the Board. Until the earlier of January 1, 2026, or the Company’s entry into a definitive binding agreement for the performance of regional airline services with a major air carrier other than United, the Board shall not take, or make any recommendation to the stockholders of the Company with respect to several actions, including:

•
Merge or consolidate any of the Company’s subsidiaries with or into any other entity, or sell, transfer or dispose of all or substantially all of the assets of the Company;
•
Enter into a purchase transaction that would result in the cash balance of the Company to fall below a certain threshold;
•
Enter into new lines of business, provided that this restriction shall not apply from and after the first point in time, if any, after the satisfaction of certain performance milestones; or
•
Amend or modify the Bylaws or Articles of Incorporation of the Company that would alter, amend, or repeal any of the foregoing.

Also on January 13, 2023, pursuant to the terms of the United CPA, the Company issued to United 4,042,061 shares of the Company’s common stock, no par value per share, equal to 10% of the Company’s issued and outstanding capital stock on such date. As set forth in the United CPA, the Company also granted United preemptive rights to purchase its pro rata portion of any equity securities that the Company may propose to issue or sell to any person in the future.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 106 cities in 42 states, the District of Columbia, the Bahamas, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of December 31, 2022, our fleet consisted of 158 aircraft which we operated under our CPAs and FSA, leased to a third party, held for sale or maintained as spares, with approximately 293 daily departures. We operate 42 CRJ-900 aircraft under our American CPA and 60 E-175 and 20 E-175LL aircraft under our United CPA. We operate three (3) Boeing 737-400F aircraft under our DHL FSA. As of December 31, 2022, approximately 64% of our aircraft in scheduled service were operated for United, approximately 34% were operated for American and 2% were operated for DHL. All of our operating revenue in our three months ended December 31, 2022 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

Our CPAs provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flights actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of our major partners. Our CPAs also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPAs, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. Our major partners control route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

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

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations and comprehensive loss.

Operating Revenues

Our operating revenues consist primarily of contract revenue as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPAs and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to GoJet Airlines L.L.C.. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPAs and FSA.

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

Intangible Asset Impairment. Intangible asset impairment expense includes charges for impairments of our intangible assets, including changes in the fair value of intangible assets.

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

Other Expense. Other expense includes expense derived from activities not classified in any other area of the condensed consolidated statements of operations and comprehensive loss.

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with our CPAs and FSA.

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

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

We had operating income of $2.4 million in our three months ended December 31, 2022 compared to operating loss of $4.0 million in our three months ended December 31, 2021. In our three months ended December 31, 2022, we had net loss of $9.1 million compared to net loss of $14.3 million in our three months ended December 31, 2021.

Our operating results for the three months ended December 31, 2022 improved as a result of decreases in (i) maintenance expense, due to fewer C-checks, engine overhauls, parts, and component contracts during the quarter; (ii) aircraft rent expense, due to the reduced carrying value of our CRJ-900 aircraft lease liability that was determined to be impaired during fiscal year 2022; and (iii) depreciation and amortization expense, due to both the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during fiscal year 2022 and 20 aircraft in our fleet being classified as non-depreciable assets held for sale. These reductions in operating expense were offset by increases in flight operations expense, due to increased pilot training costs and the implementation of the new pilot pay scale that began on September 15, 2022; and intangible asset impairment expense recorded due to the wind-down of our American Airlines operations related to our American CPA and the related AA Amendment.

Operating Revenues

	Three Months Ended December 31,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$128,450		$136,894		$(8,444)	(6.2)%
Pass-through and other		18,723		10,863		7,860	72.4%
Total operating revenues		$147,173		$147,757		$(584)	(0.4)%

Operating data:
Available seat miles—ASMs (thousands)		1,175,745		2,104,621		(928,876)	(44.1)%
Block hours		50,940		86,079		(35,139)	(40.8)%
Revenue passenger miles—RPMs (thousands)		1,006,480		1,764,161		(757,681)	(42.9)%
Average stage length (miles)		565		644		(79)	(12.3)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.92	¢	6.50	¢	4.42	68.0%
Passengers		1,746,376		2,693,468		(947,092)	(35.2)%

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

Total operating revenue decreased by $0.6 million, or 0.4%, to $147.2 million for our three months ended December 31, 2022 as compared to our three months ended December 31, 2021. Contract revenue decreased by $8.4 million, or 6.2%, to $128.5 million primarily due to reduced block hours flown compared to the three months ended December 31, 2021, partially offset by an increased United block hour compensation rate for the new pilot pay scale. Our block hours flown during our three months ended December 31, 2022, decreased 40.8% compared to the three months ended December 31, 2021 due to a decrease in scheduled flying for our major partners across the E-175 and CRJ fleet. Our pass-through and other revenue increased $7.9 million, or 72.4%, to $18.7 million compared to our three months ended December 31, 2021 primarily due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$58,320	$47,598	$10,722	22.5%
Maintenance	48,287	58,981	(10,694)	(18.1)%
Aircraft rent	4,083	9,586	(5,503)	(57.4)%
General and administrative	13,988	12,578	1,410	11.2%
Depreciation and amortization	15,203	21,028	(5,825)	(27.7)%
Intangible asset impairment	3,719	—	3,719	100.0%
Other operating expenses	1,126	1,972	(846)	(42.9)%
Total operating expenses	$144,726	$151,743	$(7,017)	(4.6)%

Operating data:
Available seat miles—ASMs (thousands)	1,175,745	2,104,621	(928,876)	(44.1)%
Block hours	50,940	86,079	(35,139)	(40.8)%
Average stage length (miles)	565	644	(79)	(12.3)%
Departures	27,776	43,447	(15,671)	(36.1)%

Flight Operations. Flight operations expense increased $10.7 million, or 22.5%, to $58.3 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021. The increase was primarily driven by the implementation of our new pilot pay scale and an increase in pilot training-related costs.

Maintenance. Aircraft maintenance expense decreased $10.7 million, or 18.1%, to $48.3 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021. This decrease was primarily driven by a lower volume of airframe C-checks, other pass-through, component contracts, rotable and expendable parts, and engine overhaul, partially offset by increases in pass-through engine overhauls and pass-through C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners increased by $4.7 million during our three months ended December 31, 2022 compared to our three months ended December 31, 2021.

The following table presents information regarding our maintenance costs during the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021	Change
Engine overhaul	$45	$1,529	$(1,484)	(97.1)%
Pass-through engine overhaul	8,665	3,781	4,884	129.2%
C-check	669	9,106	(8,437)	(92.7)%
Pass-through C-check	4,381	—	4,381	100.0%
Component contracts	5,348	7,662	(2,314)	(30.2)%
Rotable and expendable parts	5,383	7,759	(2,376)	(30.6)%
Other pass-through	3,091	7,620	(4,529)	59.4%
Labor and other	20,705	21,524	(819)	(3.8)%
Total	$48,287	$58,981	$(10,694)	(18.1)%

Aircraft Rent. Aircraft rent expense decreased $5.5 million, or 57.4%, to $4.1 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021. The decrease is primarily due to the reduced carrying value of our CRJ-900 aircraft lease liability that was determined to be impaired during the prior fiscal year ended September 30, 2022.

General and Administrative. General and administrative expense increased $1.4 million, or 11.2%, to $14.0 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021. The increase is driven by an increase in outside services.

Depreciation and Amortization. Depreciation and amortization expense decreased by $5.8 million, or 27.7%, to $15.2 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021 due to both 20 aircraft in our fleet being classified as non-depreciable assets held for sale and the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during the prior fiscal year ended September 30, 2022.

Intangible Asset Impairment. Intangible asset impairment expense increased by $3.7 million, or 100.0%, to $3.7 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021 due to the customer relationship write-off related to the American CPA.

Other Operating Expenses. Other operating expenses decreased $0.8 million, or 42.9%, to $1.1 million for our three months ended December 31, 2022 compared to our three months ended December 31, 2021. The decrease is primarily attributable to a decrease in fuel and aircraft servicing expense during the three months ended December 31, 2022.

Other Expense

Other expense decreased $1.9 million, or 13.4%, to $12.5 million for our three months ended December 31, 2022, compared to our three months ended December 31, 2021. The decrease is primarily attributable to a reduce of loss on investments in equity securities of $4.8 million, offset by an increase in interest expense due to both higher interest rates and greater outstanding finance lease principal balances.

Income Taxes

Our effective tax rate (ETR) from continuing operations was 9.3% for the three months ended December 31, 2022 and 22.4% for the three months ended December 31, 2021. Our ETR during the three months ended December 31, 2022 decreased from the prior year tax rate, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of $591.4 million and $247.0 million, respectively, which expire in 2027-2038 and 2023-2043, respectively. Approximately $6.2 million of state net operating loss carryforwards are expected to expire in the current year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended December 31,
	2022	2021
Reconciliation:
Net loss	$(9,090)	$(14,274)
Income tax benefit	(930)	(4,112)
Loss before taxes	(10,020)	(18,386)
Loss on investments, net	1,679	6,462
Intangible asset impairment	3,719	—
Adjusted loss before taxes	(4,622)	(11,924)
Interest expense	11,276	7,930
Interest income	(71)	(51)
Depreciation and amortization	15,203	21,028
Adjusted EBITDA	$21,786	$16,983
Aircraft rent	4,083	9,586
Adjusted EBITDAR	$25,869	$26,569

Liquidity and Capital Resources

Impact of Pilot Shortage and Attrition

During our three months ended December 31, 2022 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of the pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the three months ended December 31, 2022, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $6.0 million and net loss of $9.1 million including a non-cash impairment charge related to the Company’s American intangible asset of $3.7 million. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet debt obligations in the next twelve months.

To address the events that gave rise to such concerns, management developed and implemented the following material changes to its business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next twelve months.

•
During the fourth quarter 2022, the Company reached an agreement with ALPA which increased overall pilot hourly pay by nearly 118% for captains and 172% for new-hire first officers. As a result of this agreement, we have experienced reduced attrition rates and attracted new pilots.

•
The Company and American have agreed to terminate and complete a wind-down of the American CPA. This will ultimately eliminate financial penalties incurred under the American CPA. In December 2022, we entered into Amendment No.11 to our American CPA that includes, among other things, disclosure regarding the wind-down of our operations with American and the termination of the American CPA.
•
In December 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United which amended and restated the existing United CPA. This agreement increases block hour revenues to cover increased wages agreed to with ALPA and adds CRJ 900 aircraft currently operating under the American CPA.
•
We entered into an agreement with United to sell 18 CRJ-700 aircraft during the fiscal year ended September 30, 2022, of which ten (10) were sold. The approximate net proceeds from the sale in the prior period was $36.8 million after retirement of debt. The sale of the remaining eight (8) aircraft that are classified as assets held for sale at December 31, 2022, closed during January 2023. The approximate net proceeds from the sale after retirement of debt is $8.0 million.
•
We entered into an agreement with a third party to sell 11 of our CRJ-900 aircraft and one (1) CRJ-200 aircraft to raise capital and retire debt. The approximate net proceeds of the sale are expected to be $8.2 million after retirement of debt.
•
We entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale are expected to be $80 million and will retire debt of $26.4 million.
•
We established and drew upon a new line of credit with United totaling $25.5 million.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on all seven aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to reduce its loan amount by approximately $5 million.
•
We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 CRJ-900 aircraft at lease termination by a total of $25 million.
•
We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot supply to Mesa. We have entered into an agreement to purchase up to 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA and then be hired by Mesa. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their ATP certificate.
•
We added flight training simulators and flight training instructors to expand our training capacity to backfill pilots lost to attrition.
•
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

The plans and initiatives outlined above have effectively alleviated pressure on financial performance. While we continue to implement and monitor our plans and initiatives, there is no guarantee that these will continue to be effective and achieve their desired objectives.

As of December 31, 2022, the Company has $88.8 million of short-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity we have achieved as outlined above.

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

Our ability to service our long-term debt obligations, including our equipment notes, to remain in compliance with the various covenants contained in our debt agreements and to fund our working capital requirements, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as other factors, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the three months ended December 31, 2022 were approximately 0.9% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $56.1 million. In addition, we had restricted cash of $3.3 million as of December 31, 2022. As of December 31, 2022, we had $621.2 million in secured indebtedness incurred primarily in connection with our financing of 74 total aircraft and related equipment. As of December 31, 2022, we had $77.7 million of current debt, excluding finance leases, and $543.5 million of long-term debt excluding finance leases.

Restricted Cash

As of December 31, 2022, we had $3.3 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(6,034)	$4,751
Net cash used in investing activities	(16,609)	(26,929)
Net cash provided by financing activities	21,038	3,993
Net decrease in cash, cash equivalents and restricted cash	(1,605)	(18,185)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$59,420	$105,682

Net Cash Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPAs and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our three months ended December 31, 2022, we had cash flow used in operating activities of $6.0 million. We had net loss of $9.1 million adjusted for the following significant non-cash items: depreciation and amortization of $15.2 million, stock-based compensation of $0.7 million, net losses on investments in equity securities of $1.7 million, deferred income taxes of $(1.0) million, amortization of deferred credits of $(0.2) million, amortization of debt discount and financing costs and accretion of interest of $1.4 million, and asset impairment of $3.7 million. We had a net change of $(18.4) million within other net operating assets and liabilities largely driven by decreases in accounts payable and receivables, which were offset primarily by an increase in accrued expenses and other liabilities.

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

During our three months ended December 31, 2022, net cash flow used in investing activities totaled $16.6 million. We invested $16.7 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $0.1 million in refunds of equipment and other deposits.

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

During our three months ended December 31, 2022, net cash flow provided by financing activities was $21.0 million. We received $39.0 million of proceeds from long-term debt and made $17.5 million of principal repayments on long-term debt and paid $0.4 million of costs related to debt financing.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part 1, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 under the heading "Critical Accounting Estimates."

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

As of December 31, 2022, we had $470.0 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.2 million in the three months ended December 31, 2022.

As of December 31, 2022, we had $231.3 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2022.

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

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of December 31, 2022, we had $462.4 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Update on Remediation of Previously Reported Material Weaknesses

Management identified material weaknesses in internal control over financial reporting for the period ended September 30, 2022 related to: (1) the application of the accounting for net operating loss carryforwards governed by the Tax Cuts and Jobs Act (TCJA) and (2) the accounting for the impairment of the assets.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We intend to remediate these material weaknesses as soon as possible. Remediation efforts include:

1.
Adding supplementary technical accounting personnel and continuing to engage with external technical accounting consultants to facilitate timely and accurate accounting for non-routine transactions.
2.
Partnering with external consultants specializing in public company control compliance to assess and implement more timely operation of review controls and improve communications amongst the various stakeholders in the Company.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exists, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of December 31, 2022 and September 30, 2022, and the results of operations and cash flows for the period ending December 31, 2022 and 2021.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

In addition, we are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2022, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

We are also involved in various legal proceedings (including, but not limited to, insured claims) and FAA civil action proceedings that we do not believe will have a material adverse effect upon our business, financial condition, or results of operations, although no assurance can begiven to the ultimate outcome of any such proceedings.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 847 shares of its common stock for $1.0 thousand to cover the income tax obligation on vested employee equity awards and warrant conversions during the three months ended December 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1**	Amendment No.11 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated December 16, 2022.

10.2**	Third Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated December 27, 2022.

10.3*

Modification and Waiver Agreement, dated as of December 22, 2022, of the Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party hereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent.

10.4**	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement, dated as of December 27, 2022.

10.5**	Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, dated as of January 27, 2023.

10.6**

Second Amended and Restated Credit and Guaranty Agreement, dated as of June 30, 2022, among Mesa Airlines, Inc. and Mesa Air Group Airline Inventory Management, L.L.C., as the Borrowers, Mesa Air Group, Inc., as a Guarantor, the other Guarantors party hereto from time to time, CIT Bank, a division of First Citizens Bank & Trust Company, as Administrative Agent.

10.7**	Engine Sale and Purchase Agreement, dated December 27, 2022.

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: February 9, 2023	By:	/s/ D. Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)