Form 10-Q
period 2023-03-31
MESA AIR GROUP INC
filed 2023-05-09
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 40,619,274 shares of common stock, no par value per share, issued and outstanding.

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
▪
our compliance with ongoing financial covenants under our credit facilities
▪
our ability to keep costs low and execute our growth strategies; and
▪
the effects of extreme or severe weather conditions that can impact our ability to complete scheduled flights.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (Unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,428	$57,683
Restricted cash	3,144	3,342
Receivables, net ($5,957 and $85 from related party)	9,924	3,978
Expendable parts and supplies, net	26,754	26,715
Assets held for sale	19,530	—
Prepaid expenses and other current assets	6,341	6,616
Total current assets	117,121	98,334

Property and equipment, net	868,027	865,254
Intangible assets, net	—	3,842
Lease and equipment deposits	1,686	6,085
Operating lease right-of-use assets	11,593	43,090
Deferred heavy maintenance, net	9,532	9,707
Assets held for sale	21,000	73,000
Other assets	26,398	16,290
Total assets	$1,055,357	$1,115,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($10,500 and $0 from related party)	$145,046	$97,218
Current portion of deferred revenue	5,174	385
Current maturities of operating leases	5,562	17,233
Accounts payable ($0 and $22,290 from related party)	48,480	59,386
Accrued compensation	9,745	11,255
Other accrued expenses	28,081	29,000
Total current liabilities	242,088	214,477
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($30,630 and $0 from related party)	463,646	502,517
Noncurrent operating lease liabilities	8,459	16,732
Deferred credits ($1,965 and $2,193 from related party)	3,300	3,082
Deferred income taxes	14,512	17,719
Deferred revenue, net of current portion	19,306	23,682
Other noncurrent liabilities	28,829	29,219
Total noncurrent liabilities	538,052	592,951
Total liabilities	780,140	807,428
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 40,619,274 (2023) and 36,376,897 (2022) shares issued and outstanding, 4,899,497 (2023) and 4,899,497 (2022) warrants issued and outstanding	270,432	259,177
Retained earnings	4,785	48,997
Total stockholders' equity	275,217	308,174
Total liabilities and stockholders' equity	$1,055,357	$1,115,602

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating revenues:
Contract revenue (2023—$52,399 and $111,769 and 2022—$48,295 and $110,880 from related party)	$103,782	$111,988	$232,232	$248,882
Pass-through and other revenue	18,052	11,225	36,776	22,088
Total operating revenues	121,834	123,213	269,008	270,970

Operating expenses:
Flight operations	54,830	42,410	113,150	90,008
Maintenance	45,985	47,357	94,272	106,338
Aircraft rent	835	9,434	4,918	19,020
General and administrative	13,538	7,860	27,526	20,438
Depreciation and amortization	16,541	20,747	31,744	41,775
Asset impairment	16,743	39,475	20,462	39,475
Other operating expenses	233	685	1,359	2,657
Total operating expenses	148,705	167,968	293,431	319,711
Operating loss	(26,871)	(44,755)	(24,423)	(48,741)
Other income (expense), net:
Interest expense	(13,030)	(8,120)	(24,306)	(16,050)
Interest income	49	42	120	93
Gain/(Loss) on investments, net	2,095	(2,261)	416	(8,723)
Other income (expense), net	538	(71)	955	(130)
Total other expense, net	(10,348)	(10,410)	(22,815)	(24,810)
Loss before taxes	(37,219)	(55,165)	(47,238)	(73,551)
Income tax benefit	(2,097)	(12,382)	(3,027)	(16,494)
Net loss and comprehensive loss	$(35,122)	$(42,783)	$(44,211)	$(57,057)
Net loss per share attributable to
common shareholders
Basic	$(0.88)	$(1.19)	$(1.16)	$(1.58)
Diluted	$(0.88)	$(1.19)	$(1.16)	$(1.58)
Weighted-average common shares outstanding
Basic	39,932	36,048	38,135	36,005
Diluted	39,932	36,048	38,135	36,005

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

	Six Months Ended March 31, 2023
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	688	—	688
Repurchased shares	(847)	—	(1)	—	(1)
Restricted shares issued	2,500	—	—	—	—
Net loss	—	—	—	(9,090)	(9,090)
Balance at December 31, 2022	36,378,550	4,899,497	$259,864	$39,907	$299,771

Stock compensation expense	—	—	668	—	668
Repurchased shares	(29,276)	—	(30)	—	(30)
Restricted shares issued	175,661	—	—	—	—
United Stock Issuance	4,042,061	—	9,782	—	9,782
Employee share purchases	52,278	—	148	—	148
Net loss	—	—	—	(35,122)	(35,122)
Balance at March 31, 2023	40,619,274	4,899,497	$270,432	$4,785	$275,217

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,211)	$(57,057)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	31,744	41,775
Stock compensation expense	1,356	1,387
(Gain)/Loss on investments, net	(416)	8,723
Deferred income taxes	(3,207)	(16,659)
Amortization of deferred credits	218	(426)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	2,828	6,605
Asset impairment	20,462	39,475
Other	932	910
Changes in assets and liabilities:
Receivables	(5,946)	(3,682)
Expendable parts and supplies	(231)	(2,249)
Prepaid expenses and other operating assets and liabilities	110	(1,741)
Accounts payable	(11,685)	14,413
Deferred heavy maintenance, net	(1,382)	(2,430)
Deferred revenue	413	(4,957)
Accrued expenses and other liabilities	(2,672)	(7,048)
Operating lease right-of-use assets and liabilities	3,051	(7,081)
Net cash provided by (used in) operating activities	(8,636)	9,958

Cash flows from investing activities:
Capital expenditures	(24,530)	(22,850)
Investments in equity securities	—	(200)
Proceeds from sale of aircraft and engines	86,104	—
Refund (payment) of equipment and other deposits	227	(6,954)
Net cash provided by (used in) investing activities	61,801	(30,004)

Cash flows from financing activities:
Proceeds from long-term debt	39,000	30,811
Proceeds from issuance of common stock under ESPP	148	239
Principal payments on long-term debt and finance leases	(97,776)	(53,135)
Payments of debt and warrant issuance costs	(917)	(2,414)
Repurchase of stock	(30)	(75)
Excess tax benefit from vesting of restricted stock	(43)	—
Net cash used in financing activities	(59,618)	(24,574)

Net change in cash, cash equivalents and restricted cash	(6,453)	(44,620)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$54,572	$79,247

Supplemental cash flow information
Cash paid for interest	$20,880	$9,464
Cash paid for income taxes, net	$26	$176
Operating lease payments in operating cash flows	$6,399	$26,224
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$821	$4,870
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$64,682	$—
Investments in warrants to purchase common stock	$—	$3,260
Accrued capital expenditures	$1,900	$1,283

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 105 cities in 42 states, the District of Columbia, the Bahamas, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of March 31, 2023, Mesa operated a fleet of 109 aircraft with approximately 325 daily departures and 2,388 employees. Mesa’s fleet were conducted under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either American Eagle, United Express, or DHL Express flights pursuant to the terms of CPAs entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”). All of the Company’s consolidated contract revenues for the three and six months ended March 31, 2023 and March 31, 2022 were derived from operations associated with these two (2) CPAs, FSA, and leases of aircraft to a third party.

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

Impact of Pilot Shortage and Attrition

During our three and six months ended March 31, 2023 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the six months ended March 31, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $8.6 million and net loss of $44.2 million including a non-cash impairment charge of $20.5 million related to both the Company designating seven (7) CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligation in the next twelve months.

To address the events that gave rise to such concerns, management developed and implemented the following material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next twelve months.

•
During the fourth quarter 2022, the Company reached an agreement with ALPA which increased overall pilot hourly pay by nearly 118% for captains and 172% for new-hire first officers. As a result of this agreement, we have experienced reduced attrition rates and attracted new pilots.
•
The Company and American agreed to terminate and complete a wind-down of the American CPA. This will ultimately eliminate financial penalties incurred under the American CPA. In December 2022, we entered into Amendment No.11 to our American CPA that includes, among other things, disclosure regarding the wind-down of our operations with American and the termination of the American CPA.
•
In December 2022, we entered into the Third Amended and Restated Capacity Purchase Agreement with United which amended and restated the existing United CPA. This agreement increases block hour revenues to cover increased wages agreed to with ALPA and adds CRJ 900 aircraft currently operating under the American CPA.
•
Eight (8) CRJ-700 aircraft were sold to United during the quarter ended March 31, 2023. The approximate net proceeds from the sale was $8 million after retirement of debt. See Note 6 for a discussion on assets held for sale.
•
We entered into an agreement with a third party to sell eleven (11) of our CRJ-900 aircraft and one (1) CRJ-200 aircraft to raise capital and retire debt. Four (4) aircraft were sold during the quarter ended March 31, 2023, and we expect to complete the sale of the remaining seven (7) aircraft before 2023 fiscal year end. The approximate gross proceeds from all eleven (11) is expected to be $33 million and net proceeds of $8.2 million after retirement of debt. Sale from remaining seven (7) aircraft will generate approximately $21 million of gross proceeds. See Note 6 for a discussion on assets held for sale.
•
We entered into a letter agreement to sell seven (7) surplus CRJ-900 aircraft. This transaction is expected to generate gross proceeds of approximately $72 million and eliminate approximately $69 million of debt.
•
We entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale are expected to be $88 million and will retire debt of $34.4 million. The sale of ten (10) of the engines closed in March 2023. The approximate net proceeds from the sale were $28.6 million after the retirement of $5.6 million of debt. An additional six (6) engines were sold in April 2023 for approximately $11 million which was used to reduce the debt balance. See Note 16 for a discussion of the engine sale agreement transaction and closing deliverables.
•
We established and drew upon a new line of credit with United totaling $25.5 million. The new line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of certain performance metrics. See Note 9 for a discussion of the line of credit and amount drawn.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on seven (7) CRJ-900 NextGen aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to reduce its loan amount by approximately $5 million.
•
We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 CRJ-900 aircraft at lease termination by a total of $25 million. The buyout price is approximately $52 million and Seven (7) of these aircraft have been designated as held for sale. See Note 6 for a discussion on assets held for sale.
•
We established the Mesa Pilot Development Program (the "MPD Program") to increase the pilot supply to Mesa. We have entered into an agreement to purchase up to 29 state-of-the-art Pipistrel Alpha Trainer 2 aircraft. This new fleet will be the backbone of our MPD Program to help commercial pilots accelerate their accumulation of flight hours to reach the minimum flight hours required by FAA and then be hired by Mesa. As part of the program, pilots will be provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flights costs of $25 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their Airline Transport Pilot (ATP) certificate.
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

As of March 31, 2023, the Company has $145.0 million of short-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations along with the liquidity we expect to achieve from disposition of surplus assets and other plans to improve cash from operation as outlined above.

Subsequent to March 31, 2023, the Company has received gross proceeds of approximately $11 million from the sale of six (6) engines and the proceeds were used to pay down debt.

American Capacity Purchase Agreement

During the three months ended March 31, 2023, the Company operated 40 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”). In exchange for providing passenger flight services, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we may also receive incentives or incur penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion factor (“CCF”) percentages. American also reimburses us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by American. In addition, American also provides, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operate.

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

United Capacity Purchase Agreement

During the quarter ended March 31, 2023, we operated 60 E-175, three (3) E-175LL and ten (10) CRJ 900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of the 60 E-175 aircraft and all of the E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring in 2032 and 2033.

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

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine (9) years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement, and as of December 31, 2022, we have leased ten (10) CRJ-700 aircraft. During August of 2022, we committed to a formal plan to sell 18 CRJ-700 aircraft. As of March 31, 2023, we sold all 18 CRJ-700 aircraft as planned.

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

On December 27, 2022, we entered into the Amended and Restated United CPA, which provides, among other things, for the following amended terms:

•
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating. As of March 31, 2023, we operated ten (10) CRJ-900 aircraft under our Amended and Restated United CPA;
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

Also in January 2023, consideration for entering in the Amended and Restated United CPA and providing the revolving line of credit, discussed in Note 9, the Company (i) agreed to grant United the right to designate one (1) individual (the "United Designee") and (ii) issued to United 4,042,061 shares of the Company’s common stock, no par value per share, equal to approximately 10% of the Company’s issued and outstanding capital stock on such date (the "United Shares"). United's board designee rights will terminate at such time as United's equity ownership in the Company falls below five percent (5%).

United was also granted pre-emptive rights relating to the issuance of any equity securities by the Company and certain registration rights, set forth in a definitive registration rights agreement with United, granting United customary demand registration rights in respect of publicly registered offerings of the Company, subject to usual and customary exceptions and limitations. See also Note 17 for a discussion regarding the amendment to the Company's bylaws as it relates to the Amended and Restated United CPA.

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four (4) Boeing 737 aircraft to provide cargo air transportation services as of March 31, 2023. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two (2) Boeing 737-400F aircraft and one (1) 737-800F and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us. A third Boeing 737-400F aircraft is leased to us under an operating lease by a third party.

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

Segment Reporting

As of March 31, 2023, our chief operating decision maker was the Chief Executive Officer. While we operate under two separate capacity purchase agreements and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and six months ended March 31, 2023, we deferred $5.7 million and $0.4 million of revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of March 31, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending March 31,	Total Deferred Revenue
2023 (remainder of)	$902
2024	5,988
2025	7,492
2026	3,975
2027	3,624
Thereafter	2,499
Total	$24,480

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

The lease revenue associated with our CPAs is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $38.0 million and $39.5 million of lease revenue for the three months ended March 31, 2023 and March 31, 2022, respectively, and $79.1 million and $79.8 million during the six months ended March 31, 2023 and March 31, 2022, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPAs.

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

During fiscal year 2022, the Company terminated its lease agreement with GoJet to lease 18 of the 20 CRJ-700 aircraft and classified the 18 aircraft as assets held for sale. All 18 aircraft were sold as of March 31, 2023. The remaining two (2) lease agreements are accounted for as finance leases.

The following table summarizes future minimum rental income under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2023 (in thousands):

Periods Ending March 31,	Total Payments
2023 (remainder of)	$1,092
2024	2,184
2025	2,184
2026	2,184
2027	2,184
Thereafter	8,008
Total	$17,836

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

We lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, 18 of our aircraft are leased from third parties. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at March 31, 2023 and September 30, 2022 were $3.8 million and $3.9 million, respectively. We recognized $1.3 million and $0.2 million of the deferred credits within contract revenue during the three months ended March 31, 2023 and March 31, 2022, respectively, and $1.5 million and $0.4 million during the six months ended March 31, 2023 and March 31, 2022, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.8 million and $0.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and $1.6 million and $0.6 million for the six months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 and September 30, 2022, our deferred heavy maintenance balance, net of accumulated amortization, was $9.5 million and $9.7 million, respectively.

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

Engine overhaul expense totaled $8.1 million and $4.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively, of which $8.0 million and $4.6 million, respectively, was pass-through expense. Engine overhaul expense totaled $16.8 million and $10.1 million for the six months ended March 31, 2023 and March 31, 2022, respectively, of which $16.6 million and $8.4 million, respectively was pass-through expense. Airframe C-check expense totaled $3.8 million and $4.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively, of which $1.9 million and $0.5 million, respectively, was pass-through expense. Airframe C-check expense totaled $8.8 million and $13.8 million for the six months ended March 31, 2023 and March 31, 2022, respectively, of which $6.3 million and $0.5 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 6 for further discussion of our assets classified as held for sale as of March 31, 2023.

3.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR), or another reference rate expected to be discontinued. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has determined that the U.S. dollar LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR) after June 30, 2023. Optional expedients can be applied through December 31, 2024. Under the expedient, the Company will account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts will consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. A new effective yield will be established based on the new carrying amount and revised cash flows.

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

As of March 31, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and six months ended March 31, 2023 and March 31, 2022 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at March 31, 2023 and September 30, 2022 was derived from these agreements.

American accounted for approximately 40% and 46% of our total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively, and 43% and 47% of our total revenue for the six months ended March 31, 2023 and March 31, 2022, respectively. United accounted for approximately 55% and 47% of our total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively, and 53% and 47% of our total revenue for the six months ended March 31, 2023 and March 31, 2022, respectively. In December 2022, the Company entered into the AA Amendment that provides for the termination and wind-down of the American CPA by April 3, 2023. Also in December 2022, the Company entered into the Amended and Restated United CPA, which transitions the aircraft previously operated under the American CPA to be operated under the Amended and Restated United CPA as of April 2023. See Note 1 for further disclosure regarding both amendments. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of March 31, 2023 or September 30, 2022. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Intangible Assets

Information about our intangible assets as of March 31, 2023 and September 30, 2022, is as follows (in thousands):

	March 31,	September 30,
	2023	2022
Customer relationship	—	$43,800
Accumulated amortization	—	(38,029)
Impairment	—	(1,929)
Net carrying value	$—	$3,842

Total amortization expense recognized was $0 and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and $0.1 million and $0.5 million for the six months ended March 31, 2023 and March 31, 2022, respectively. The Company recognized an impairment loss of $3.7 million on the customer relationship related to the American CPA during the three months ended December 31, 2022, which was recorded in asset impairment on our condensed consolidated statements of operations and comprehensive loss. Accordingly, we expect to record amortization expense of zero for the remainder of 2023 and thereafter.

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

As of March 31, 2023, the Company has 14 CRJ-900 aircraft and one (1) CRJ-200 aircraft that are classified as assets held for sale with a net book value of $40.5 million, which is reflected within assets held for sale on our condensed consolidated balance sheet.

The Company closed the sale of eight (8) CRJ-700 aircraft in January 2023. The approximate net proceeds from the sale after retirement of debt was $8.0 million. The Company additionally closed the sale of four (4) CRJ-900 aircraft in March 2023. The proceeds of $12 million from the sale of the CRJ-900 aircraft were used to pay down the Company's obligations under its US Department of Treasury secured loan facility.

7.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31,	September 30,
	2023	2022
Expendable parts and supplies, net:
Expendable parts and supplies	$35,048	$31,913
Less: obsolescence and other	(8,294)	(5,198)
	$26,754	$26,715
Prepaid expenses and other current assets:
Prepaid aviation insurance	$3,100	$2,618
Prepaid vendors	1,155	1,310
Prepaid other insurance	758	1,268
Lease incentives	143	352
Prepaid fuel and other	1,185	1,068
	$6,341	$6,616
Property and equipment, net:
Aircraft and other flight equipment	$1,266,985	$1,260,143
Other equipment	6,019	5,577
Leasehold improvements	2,776	2,776
Vehicles	1,062	992
Building	777	777
Furniture and fixtures	298	298
Total property and equipment	1,277,917	1,270,563
Less: accumulated depreciation	(409,890)	(405,309)
	$868,027	$865,254
Other assets:
Investments in equity securities	$15,331	$15,178
Lease incentives	1,026	1,097
Contract asset	9,526	-
Other	515	15
	$26,398	$16,290
Other accrued expenses:
Accrued property taxes	$3,852	$5,866
Accrued interest	2,904	2,882
Accrued vacation	6,754	4,746
Accrued lodging	5,477	3,795
Accrued maintenance	2,861	1,453
Accrued liability on government payroll program	—	2,967
Accrued simulator costs	885	1,045
Accrued employee benefits	1,991	1,679
Accrued fleet operating expense	399	1,606
Short term lease incentive liability	97	97
Other	2,861	2,864
	$28,081	$29,000
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	733	1,123
Other	1,821	1,821
	$28,829	$29,219

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

During the six months ended March 31, 2023, the Company qualitatively evaluated indictors of impairment and concluded that the remaining carrying value of the American intangible asset required impairment. The Company recognized a total impairment loss of $3.7 million related to the American intangible asset in the condensed consolidated statements of operations and comprehensive loss. Additionally, seven (7) CRJ-900 aircraft under the agreement with RASPRO Trust reclassified to held for sale during the six months ended March 31, 2023, were evaluated for impairment and determined that the carrying value of the assets exceeded their estimated fair value. The Company recognized a total impairment loss of $16.7 million related to the held for sale aircraft. The Company determined that no other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

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

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $16.5 million and $20.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and $31.6 million and $40.6 million for the six months ended March 31, 2023 and March 31, 2022, respectively.

Other Assets

In connection with a negotiated forward purchase contract for electrically-powered vertical takeoff and landing aircraft (“eVTOL aircraft”) executed in February 2021, we obtained equity warrant assets giving us the right to acquire a number shares of common stock in Archer Aviation, Inc. (“Archer”), which at the time of our initial investment was a private, venture-backed company. As the initial investment in Archer did not have a readily determinable fair value, we accounted for this investment using the measurement alternative under ASC 321, Investments – Equity Securities, and measured the investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We estimated the initial equity warrant asset value to be $16.4 million based on publicly available information as of the grant date. In September 2021, the merger between Archer and a special purpose acquisition company (“SPAC”) was completed, resulting in a readily determinable fair value of our investments in Archer. Accordingly, gains and losses associated with changes in the fair value of our investments in Archer are reported in earnings, in accordance with ASC 321.

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

Total net gain/(loss) on our investments in equity securities totaled $2.1 million and $(2.3) million for the three months ended March 31, 2023 and March 31, 2022, respectively, and $0.4 million and $(8.7) million for the six months ended March 31, 2023 and March 31, 2022, respectively, and are reflected in gain/(loss) on investments, net in our condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the aggregate carrying amount of our investments in equity securities was $15.3 million, and the carrying amount of our investments without readily determinable fair values was $8.8 million.

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

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of March 31, 2023 and September 30, 2022.

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

The carrying value and estimated fair value of our total long-term debt, including current maturities, were as follows (in millions):

	March 31, 2023		September 30, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$621.6	$569.6	$615.3	$541.7

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of March 31, 2023 and September 30, 2022, consisted of the following (in thousands):

	March 31,	September 30,
	2023	2022

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on LIBOR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$68,521	$73,850
Notes payable to secured parties, due in semi-annual installments, interest based on LIBOR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	120,054	131,010
Notes payable to secured parties, due in quarterly installments, interest based on LIBOR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	98,705	106,865
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics	30,630	15,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	10,500	-
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	76,250	18,038
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	12,389	26,758
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2023, secured by flight equipment	—	2,000
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2027, collateralized by the underlying equipment	45,777	36,212
Notes payable to financial institution, quarterly interest based on LIBOR plus interest spread at 3.50% through 2027	158,760	204,947
Gross long-term debt, including current maturities	621,586	615,310
Less unamortized debt issuance costs	(6,798)	(8,303)
Less notes payable warrants	(6,096)	(7,272)
Net long-term debt, including current maturities	608,692	599,735
Less current portion, net of unamortized debt issuance costs	(145,046)	(97,218)
Net long-term debt	$463,646	$502,517

Principal maturities of long-term debt as of March 31, 2023, and for each of the next five years are as follows (in thousands):

Periods Ending March 31,	Total Principal
2023 (remainder of)	$44,720
2024	131,306
2025	70,278
2026	233,662
2027	86,036
Thereafter	55,584
$621,586

The carrying value of collateralized aircraft and equipment as of March 31, 2023 was approximately $792.4 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of March 31, 2023, we had $120.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 (“Amendment No. 1”), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.5 million plus fees and expenses, which is due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10.5 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

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

In December 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio ("CCR") covenant to 1.55 to 1.0 effective through the maturity date of the Treasury Loan and waive the CCR covenant requirement with respect to the release of liens on Collateral. We are in compliance as of March 31, 2023

Spare Engine Financing

In December 2021, we entered into a loan agreement with a financing institution to finance certain purchases of spare engines via a newly formed limited liability company (“LLC”). The loan agreement provides for aggregate borrowings of up to $54.0 million through November 2022. In December 2021, we borrowed an aggregate of $35.3 million under the loan agreement, which matures in December 2027. The borrowed amounts are collateralized by the underlying engines and require monthly principal and interest payments until maturity. In December 2022, the agreement was amended for the borrowings under the loan agreement to bear a fixed interest rate of 7.5%. The borrowings are the obligation of the newly formed LLC and are guaranteed by Mesa Airlines, Inc.

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

10.
Earnings Per Share

Calculations of net loss per common share attributable to Mesa Air Group were as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss attributable to Mesa Air Group	$(35,122)	$(42,783)	$(44,211)	$(57,057)
Basic weighted average common shares outstanding	39,932	36,048	38,135	36,005
Diluted weighted average common shares outstanding	39,932	36,048	38,135	36,005
Net loss per common share attributable to Mesa Air Group:
Basic	$(0.88)	$(1.19)	$(1.16)	$(1.58)
Diluted	$(0.88)	$(1.19)	$(1.16)	$(1.58)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Warrants	—	818	—	1,671
Restricted stock	—	84	—	235
	—	902	—	1,906

11.
Common Stock

As discussed in Note 9, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of March 31, 2023, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

12.
Income Taxes

Our effective tax rate (ETR) from continuing operations was 5.6% and 6.4% for the three and six months ended March 31, 2023, respectively, and 22.4% for the three and six months ended March 31, 2022. The Company’s ETR during the three and six months ended March 31, 2023 decreased from the prior year tax rate, primarily as a result of certain tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of approximately $591.4 million and $247.0 million, respectively, which expire in fiscal years 2027-2038 and 2023-2043, respectively. Approximately $7.1 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

13.
Share-Based Compensation and Stock Repurchases

Restricted Stock

We grant restricted stock units (“RSUs”) as part of our long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of 3 to 5 years for employees and one (1) year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights.

The restricted share activity for the six months ended March 31, 2023 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	316,618	$—
Vested	(178,161)	$2.85
Restricted shares unvested at March 31, 2023	1,310,950	$4.25

As of March 31, 2023, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2023 and March 31, 2022 was $0.7 million and $0.7 million, respectively, and for the six months ended March 31, 2023 and March 31, 2022 was $1.4 million and $1.4 million, respectively.

We repurchased 29,276 shares of our common stock for $30 thousand to cover the income tax obligation on vested employee equity awards during the six months ended March 31, 2023.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of March 31, 2023, eligible employees purchased and we issued an aggregate of 356,415 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 52,278 of which were purchased and issued during the three and six months ended March 31, 2023.

15.
Leases

As of March 31, 2023, we leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating and finance leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives. Finance lease is capitalized and depreciated over the useful life of the asset.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $3.8 million and $11.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and 10.7 million and 23.5 million for the six months ended March 31, 2023 and March 31, 2022, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Operating lease costs	$1,277	$9,663	$5,977	$19,144
Variable and short-term lease costs	1,234	1,346	$2,123	$3,081
Interest expense on finance lease liabilities	228	87	$502	$187
Amortization expense of finance lease assets	1,046	533	2,092	1,066
Total lease costs	$3,785	$11,629	$10,694	$23,478

As of March 31, 2023, our operating leases have a remaining weighted average lease term of 6.0 years and our operating lease liabilities were measured using a weighted average discount rate of 4.9%.

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

On December 27, 2022, the Company entered into an Engine Sale Agreement with United. The Engine Sale Agreement provides for the sale by the Company to United of 30 GE aircraft engines, with gross proceeds of approximately $80.0 million. The Company expects the net proceeds from this sale to be approximately $53.6 million. The closing of the sale of each engine is subject to certain customary closing deliverables, including delivery of bills of sale and delivery receipts, confirmation of engine location, termination of any existing liens, and other deliverables customary for transactions of this type. The sale of ten (10) of the engines closed in March 2023. The approximate net proceeds from the sale was $28.6 million after the retirement of $5.6 million of debt. An additional six (6) engines were sold in April 2023 for approximately $11 million which was used to reduce the debt balance. The sale of the remaining engines is expected to close in June 2023.

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

17.
Subsequent Events

Departure of Chief Operating Officer

On April 18, 2023, it was announced that, effective April 14, 2023, Bradford R. Rich, the Company's Chief Operating Officer, retired from the Company. The operating positions previously reporting to Mr. Rich will report directly to Michael J. Lotz, the Company's President. Mr. Lotz has served as President of the Company since 2000 and served as the Company's Chief Operating Officer from 1998 to 2008.

Appointment of Director

On May 3, 2023, it was announced that United has designated Jonathan Ireland to serve as a member of the Board of Directors of the Company ("the Board") and a member of the Board of Directors of its subsidiary, Mesa Airlines. The Board approved such appointment effective as of May 2, 2023. Pursuant to Section 3.15 of the Bylaws of the Company, United has the right to designate one person to be a member of both the Company's Board and the Board of Directors of Mesa Airlines, subject to the reasonable approval of the Board.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 105 cities in 42 states, the District of Columbia, the Bahamas, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either American Eagle, United Express, or DHL Express flights pursuant to the terms of capacity purchase agreements (“CPAs”) entered into with American Airlines, Inc. (“American”) and United Airlines, Inc. (“United”), and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of March 31, 2023, our fleet consisted of 109 aircraft which we operated under our CPAs and FSA, leased to a third party, held for sale or maintained as spares, with approximately 325 daily departures. We operated 30 CRJ-900 aircraft under our American CPA and 60 E-175, three (3) E-175LL, and ten (10) CRJ-900 aircraft under our United CPA. We operated three (3) Boeing 737-400F and one (1) 737-800F aircraft under our DHL FSA. We leased two (2) aircraft under our lease with a third party. As of December 31, 2022, approximately 67% of our aircraft in scheduled service were operated for United, approximately 28% were operated for American, approximately 4% were operated for DHL, and approximately 2% were leased to a third party. All of our operating revenue in our three and six months ended March 31, 2023 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

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

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPAs and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to GoJet Airlines L.L.C. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPAs and FSA.

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

Asset Impairment. Asset impairment includes charges for impairments of our customer relation intangible assets and charges for impairments of aircraft designated as held for sale.

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

Gain/Loss on Investments, Net. Gain/loss on investments consists of net gains or losses on our investments in equity securities resulting from changes in the fair value of the equity securities.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

We had an operating loss of $26.9 million in our three months ended March 31, 2023 compared to operating loss of $44.8 million in our three months ended March 31, 2022. In our three months ended March 31, 2023, we had net loss of $35.1 million compared to net loss of $42.8 million in our three months ended March 31, 2022.

Our operating results for the three months ended March 31, 2023 improved as a result of decreases in (i) aircraft rent expense, due to the new agreement with RASPRO Trust in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; (ii) depreciation and amortization expense, primarily due to the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during fiscal year 2022; and (iii) impairment due to designating fewer aircraft as held for sale during three months ended March 31, 2023. These reductions in operating expense were offset by increases in flight operations expense, due to the implementation of the new pilot pay scale that began on September 15, 2022, and increased pilot training costs; and an increase in general and administrative expense due to an increase in pass-through property tax expense and outside services.

Operating Revenues

	Three Months Ended March 31,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$103,782		$111,988		$(8,206)	(7.3)%
Pass-through and other		18,052		11,225		6,827	60.8%
Total operating revenues		$121,834		$123,213		$(1,379)	(1.1)%

Operating data:
Available seat miles—ASMs (thousands)		1,065,771		1,616,896		(551,125)	(34.1)%
Block hours		48,186		65,613		(17,427)	(26.6)%
Revenue passenger miles—RPMs (thousands)		855,149		1,305,159		(450,010)	(34.5)%
Average stage length (miles)		542		671		(129)	(19.2)%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.74	¢	6.93	¢	2.81	40.5%
Passengers		1,545,489		1,921,635		(376,146)	(19.6)%

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

Total operating revenue decreased by $1.4 million, or 1.1%, to $121.8 million for our three months ended March 31, 2023 as compared to our three months ended March 31, 2022. Contract revenue decreased by $8.2 million, or 7.3%, to $103.8 million primarily driven by deferred revenue and reduced block hours flown compared to the three months ended March 31, 2022, partially offset by an increased United block hour compensation rate for the new pilot pay scale. Our block hours flown during our three months ended March 31, 2023, decreased 26.6% compared to the three months ended March 31, 2022 due to a decrease in scheduled flying for our major partners across the E-175 and CRJ fleet. Our pass-through and other revenue increased $6.8 million, or 60.8%, to $18.1 million compared to our three months ended March 31, 2022 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$54,830	$42,410	$12,420	29.3%
Maintenance	45,985	47,357	(1,372)	(2.9)%
Aircraft rent	835	9,434	(8,599)	(91.1)%
General and administrative	13,538	7,860	5,678	72.2%
Depreciation and amortization	16,541	20,747	(4,206)	(20.3)%
Asset impairment	16,743	39,475	(22,732)	(57.6)%
Other operating expenses	233	685	(452)	(66.0)%
Total operating expenses	$148,705	$167,968	$(19,263)	(11.5)%
Operating data:
Available seat miles—ASMs (thousands)	1,065,771	1,616,896	(551,125)	(34.1)%
Block hours	48,186	65,613	(17,427)	(26.6)%
Average stage length (miles)	542	671	(129)	(19.2)%
Departures	26,450	31,983	(5,533)	(17.3)%

Flight Operations. Flight operations expense increased $12.4 million, or 29.3%, to $54.8 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022. The increase was primarily driven by the implementation of our new pilot pay scale and an increase in pilot training-related costs, partially offset by a decrease in flight activity.

Maintenance. Aircraft maintenance expense decreased $1.4 million, or 2.9%, to $46.0 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022. This decrease was primarily driven by a lower volume of airframe C-checks, other pass-through, component contracts, rotable and expendable parts, and engine overhaul, partially offset by increases in pass-through engine overhauls and pass-through C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners increased by $3.9 million during our three months ended March 31, 2023 compared to our three months ended March 31, 2022.

The following table presents information regarding our maintenance costs during the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Engine overhaul	$115	$118	$(3)	(2.5)%
Pass-through engine overhaul	7,975	4,644	3,331	71.7%
C-check	1,869	4,216	(2,347)	(55.7)%
Pass-through C-check	1,895	489	1,406	287.5%
Component contracts	5,064	6,587	(1,523)	(23.1)%
Rotable and expendable parts	5,304	7,682	(2,378)	(31.0)%
Other pass-through	3,551	4,379	(828)	18.9%
Labor and other	20,212	19,242	970	5.0%
Total	$45,985	$47,357	$(1,372)	(2.9)%

Aircraft Rent. Aircraft rent expense decreased $8.6 million, or 91.1%, to $0.8 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022. The decrease is primarily due to the new agreement with

RASPRO Trust in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases. During the three months ended March 31, 2023, seven (7) of the CRJ-900 aircraft under the agreement with RASPRO Trust were reclassified as held for sale.

General and Administrative. General and administrative expense increased $5.7 million, or 72.2%, to $13.5 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022. The increase is primarily driven by an increase in pass-through property taxes.

Depreciation and Amortization. Depreciation and amortization expense decreased by $4.2 million, or 20.3%, to $16.5 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022 due to (i) the sale of 18 CRJ-700 aircraft; (ii) aircraft in our fleet being classified as non-depreciable assets held for sale; and (iii) the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during the prior fiscal year ended September 30, 2022.

Asset Impairment. Asset impairment charge of $16.7 million was recorded for our three months ended March 31, 2023 related to seven (7) CRJ 900 aircraft being designated as held for sale compared to $39.5 million for the three months ended March 31, 2022 related to 12 aircraft designated as held for sale during the three months ended March 31, 2022. The decrease is due to both designating fewer aircraft as held for sale during three months ended March 31, 2023 compared to the three months ended March 31, 2022 and the aircraft designated as held for sale in 2023 already having a reduced carrying value from the impairment recognized during fiscal year 2022.

Other Operating Expenses. Other operating expenses decreased $0.5 million, or 66.0%, to $0.2 million for our three months ended March 31, 2023 compared to our three months ended March 31, 2022. The decrease is primarily attributable to a decrease in fuel and aircraft servicing expense during the three months ended March 31, 2023.

Other Expense

Other expense decreased $0.1 million, or 0.6%, to $10.3 million for our three months ended March 31, 2023, compared to our three months ended March 31, 2022. The decrease is primarily attributable to an increase of $4.9 million in interest expense, offset by an increase of unrealized gains on investments in equity securities of $4.4 million compared to the three months ended March 31, 2022.

Income Taxes

Our effective tax rate (ETR) from continuing operations was 5.6% for the three months ended March 31, 2023 and 22.4% for the three months ended March 31, 2022. Our ETR during the three months ended March 31, 2023 decreased from the prior year tax rate, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of $591.4 million and $247.0 million, respectively, which expire in 2027-2038 and 2023-2043, respectively. Approximately $7.1 million of state net operating loss carryforwards are expected to expire in the current year.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

We had operating loss of $24.4 million in our six months ended March 31, 2023 compared to operating loss of $48.7 million in our six months ended March 31, 2022. In our six months ended March 31, 2023, we had net loss of $44.2 million compared to net loss of $57.1 million in our six months ended March 31, 2022.

Our operating results for the six months ended March 31, 2023 improved as a result of decreases in (i) aircraft rent expense, due to the new agreement with RASPRO Trust in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; (ii) depreciation and amortization expense, primarily due to the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during fiscal year 2022; (iii) impairment primarily due to designating fewer aircraft as held for sale during three months ended March 31, 2023 compared to the three months ended March 31, 2022; and (iv) maintenance expense as a result of fewer C-check events and lower component contracts and parts expense. These reductions in operating expense were offset by increases in flight operations expense, due to the implementation of the new pilot pay scale that began on September 15, 2022, and increased pilot training costs;

and an increase in general and administrative expense due to an increase in pass-through property tax expense and outside services.

Operating Revenues

	Six Months Ended March 31,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$232,232		$248,882		$(16,650)	(6.7)%
Pass-through and other		36,776		22,088		14,688	66.5%
Total operating revenues		$269,008		$270,970		$(1,962)	(0.7)%

Operating data:
Available seat miles—ASMs (thousands)		2,241,516		3,721,517		(1,480,001)	(39.8)%
Block hours		99,126		151,692		(52,566)	(34.7)%
Revenue passenger miles—RPMs (thousands)		1,861,629		3,069,320		(1,207,691)	(39.3)%
Average stage length (miles)		593		656		(63)	(9.6)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.36	¢	6.69	¢	3.67	54.9%
Passengers		3,292,225		4,615,103		(1,322,878)	(28.7)%

Total operating revenue decreased by $2.0 million, or 0.7%, to $269.0 million for our six months ended March 31, 2023 as compared to our six months ended March 31, 2022. Contract revenue decreased by $16.7 million, or 6.7%, to $232.2 million due to reduced block hours flown compared to the six months ended March 31, 2022, partially offset by an increased United block hour compensation rate for the new pilot pay scale. Our block hours flown during our three months ended March 31, 2023, decreased 34.7% compared to the three months ended March 31, 2022 due to a decrease in scheduled flying for our major partners across the E-175 and CRJ fleet. Our pass-through and other revenue increased during our six months ended March 31, 2023 by $14.7 million, or 66.5%, to $36.8 million due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Six Months Ended March 31,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$113,150	$90,008	$23,142	25.7%
Maintenance	94,272	106,338	(12,066)	(11.3)%
Aircraft rent	4,918	19,020	(14,102)	(74.1)%
General and administrative	27,526	20,438	7,088	34.7%
Depreciation and amortization	31,744	41,775	(10,031)	(24.0)%
Asset impairment	20,462	39,475	(19,013)	(48.2)%
Other operating expenses	1,359	2,657	(1,298)	(48.9)%
Total operating expenses	$293,431	$319,711	$(26,280)	(8.2)%
Operating data:
Available seat miles—ASMs (thousands)	2,241,516	3,721,517	(1,480,001)	(39.8)%
Block hours	99,126	151,692	(52,566)	(34.7)%
Average stage length (miles)	593	656	(63)	(9.6)%
Departures	54,226	75,430	(21,204)	(28.1)%

Flight Operations. Flight operations expense increased $23.1 million, or 25.7%, to $113.2 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. The increase was primarily driven by the implementation of our new pilot and flight attendant pay scale and an increase in lodging and pilot training-related costs, partially offset by a decrease in flight activity.

Maintenance. Aircraft maintenance expense decreased $12.1 million, or 11.3%, to $94.3 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. This decrease was primarily driven by a lower volume of airframe C-checks, other pass-through component contracts, rotable and expendable parts, and engine overhaul, partially offset by increases in pass-through engine overhauls and pass-through C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners increased by $8.6 million during our six months ended March 31, 2023 compared to our six months ended March 31, 2022

The following table presents information regarding our maintenance costs during our six months ended March 31, 2023 and March 31, 2022 (in thousands):

	Six Months Ended March 31,
	2023	2022	Change
Engine overhaul	$160	$1,647	$(1,487)	(90.3)%
Pass-through engine overhaul	16,640	8,425	8,215	97.5%
C-check	2,538	13,322	(10,784)	(80.9)%
Pass-through C-check	6,276	489	5,787	1183.4%
Component contracts	10,412	14,249	(3,837)	(26.9)%
Rotable and expendable parts	10,687	15,441	(4,754)	(30.8)%
Other pass-through	6,642	11,999	(5,357)	(44.6)%
Labor and other	40,917	40,766	151	0.4%
Total	$94,272	$106,338	$(12,066)	(11.3)%

Aircraft Rent. Aircraft rent expense decreased $14.1 million, or 74.1%, to $4.9 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. The decrease is primarily due to the reduced carrying value of our CRJ-900 aircraft lease liability that was determined to be impaired during the prior fiscal year ended September 30, 2022.

General and Administrative. General and administrative expense increased $7.1 million, or 34.7%, to $27.5 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. The increase is primarily driven by an increase in outside services.

Depreciation and Amortization. Depreciation and amortization expense decreased $10.0 million, or 24.0%, to $31.7 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022 due to both aircraft in our fleet being classified as non-depreciable assets held for sale and the reduced carrying value of our CRJ-900 aircraft assets that were determined to be impaired during the prior fiscal year ended September 30, 2022.

Asset Impairment. Asset impairment charges of $20.5 million were recorded for our six months ended March 31, 2023 related to seven (7) CRJ 900 aircraft held for sale and impairment related to the American customer relationship intangible asset compared to $39.5 million for the six months ended March 31, 2022 due to the impairment loss on twelve (12) CRJ-900 aircraft designated as held for sale during the six months ended March 31, 2022.

Other Operating Expenses. Other operating expenses decreased $1.3 million, or 48.9%, to $1.4 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. The decrease is primarily due to a decrease in fuel and aircraft servicing expense during the six months ended March 31, 2023.

Other Expense

Other expense decreased $2.0 million, or 8.0%, to $22.8 million for our six months ended March 31, 2023 compared to our six months ended March 31, 2022. The decrease is primarily attributable to an increase of unrealized gains on investments in equity securities of $9.1 million compared to the six months ended March 31, 2022, partially offset by an increase in interest expense due to both higher interest rates and greater outstanding finance lease principal balances.

Income Taxes

The income tax benefit totaled $3.0 million for the six months ended March 31, 2023 as compared to a tax benefit of $16.5 million for the six months ended March 31, 2022. The effective tax rate was 6.4% for the six months ended March 31, 2023 compared to 22.4% for the six months ended March 31, 2022. Our ETR during the six months ended March 31, 2023 decreased from the six months ended March 31, 2022 due to permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Reconciliation:
Net loss	$(35,122)	$(42,783)	$(44,211)	$(57,057)
Income tax benefit	(2,097)	(12,382)	(3,027)	(16,494)
Loss before taxes	(37,219)	(55,165)	$(47,238)	$(73,551)
(Gain)/Loss on investments, net	(2,095)	2,261	(416)	8,723
Adjustments(1)(2)(3)(4)(5)(6)	16,857	39,843	20,576	39,843
Adjusted loss before taxes	(22,457)	(13,061)	(27,078)	(24,985)
Interest expense	13,030	8,120	24,306	16,050
Interest income	(49)	(42)	(120)	(93)
Depreciation and amortization	16,541	20,747	31,744	41,775
Adjusted EBITDA	$7,065	$15,764	$28,852	$32,747
Aircraft rent	835	9,434	4,918	19,020
Adjusted EBITDAR	$7,900	$25,198	$33,770	$51,767

(1) $0.4 million impairment loss on operating lease right of use asset related to the abandonment of one the Company's leased facilities during the three and six months ended March 31, 2022.
(2) $39.5 million impairment loss on held for sale accounting treatment on twelve (12) CRJ 900 aircraft during the three and six months ended March 31, 2022
(3) $16.7 million impairment loss on held for Sale accounting treatment on seven (7) CRJ 900 aircraft during the three and six months ended March 31, 2023
(4) $0.5 million gain from sale of ten (10) engines during the three and six months ended March 31, 2023
(5) $0.7 million loss on deferred financing costs related to retirement of debts during the three and six months ended March 31, 2023.
(6) $3.7 million impairment loss on intangible asset during the six months ended March 31, 2023

Liquidity and Capital Resources

Impact of Pilot Shortage and Attrition

During our three and six months ended March 31, 2023 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of the pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the six months ended March 31, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $8.6 million and net loss of $44.2 million including non-cash impairment charges of $20.5 million. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet debt obligations in the next twelve months.

To address the events that gave rise to such concerns, management developed and implemented the following material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. In addition to successfully implementing these effective measures, the Company expects to develop and implement additional measures aimed at addressing periods beyond the next twelve months.

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
•
We entered into a letter agreement to sell seven (7) surplus CRJ-900 aircraft. This transaction is expected generate gross proceeds of approximately $72 million and eliminate approximately $69 million of debt.
•
We entered into an agreement with a third party to sell eleven (11) of our CRJ-900 aircraft and one (1) CRJ-200 aircraft to raise capital and retire debt. Four (4) aircraft were sold during the quarter ended March 31, 2023, and we expect to complete the sale of the remaining seven (7) aircraft before 2023 fiscal year end. The approximate gross proceeds for all eleven (11) is expected to be $33 million and net proceeds of $8.2 million after retirement of debt. Remaining seven (7) aircraft will generate $21 million of gross proceeds. See Note 6 for a discussion on assets held for sale.
•
We entered into an agreement to sell 30 spare engines to United to raise capital and retire debt. The approximate gross proceeds from the sale are expected to be $80 million and will retire debt of $26.4 million.
•
We established and drew upon a new line of credit with United totaling $25.5 million. The new line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of certain performance metrics during a specified testing period. See Note 9 for a discussion of the line of credit and amount drawn.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on all seven (7) aircraft for the period of January 2023 through December 2024, providing up to $14 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to reduce its loan amount by approximately $5 million.
•
We entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 CRJ-900 aircraft at lease termination by a total of $25 million. The buyout price is approximately $52 million and Seven (7) of these aircraft have been designated as held for sale. See Note 6 for a discussion on assets held for sale.
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

As of March 31, 2023, the Company has $145.0 million of short-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity we have achieved as outlined above.

Subsequent to March 31, 2023, the Company has received gross proceeds of approximately $11 million from the sale of six (6) engines and the proceeds were used to pay down debt.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the six months ended March 31, 2023 were approximately 1.6% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $51.4 million. In addition, we had restricted cash of $3.1 million as of March 31, 2023. As of March 31, 2023, we had $534.8 million in secured indebtedness incurred primarily in connection with our financing of 74 total aircraft and related equipment. As of March 31, 2023, we had $145.0 million of current debt, excluding finance leases, and $389.8 million of long-term debt excluding finance leases.

Restricted Cash

As of March 31, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2023 and March 31, 2022 (in thousands):

	Six Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(8,636)	$9,958
Net cash provided by (used in) investing activities	61,801	(30,004)
Net cash used in financing activities	(59,618)	(24,574)
Net decrease in cash, cash equivalents and restricted cash	(6,453)	(44,620)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$54,572	$79,247

Net Cash Provided by (Used in) Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPAs and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our six months ended March 31, 2023, we had cash flow used in operating activities of $8.6 million. We had net loss of $44.2 million adjusted for the following significant non-cash items: depreciation and amortization of $31.7 million, stock-based compensation of $1.4 million, net gains on investments in equity securities of $(0.4) million, deferred income taxes of $(3.2) million, amortization of deferred credits of $0.2 million, amortization of debt discount and financing costs and accretion of interest of $2.8 million, and asset impairment of $20.5 million. We had a net change of $(18.3) million within other net operating assets and liabilities largely driven by decreases in accounts payable and receivables, which were offset primarily by an increase in accrued expenses and other liabilities.

During our six months ended March 31, 2022, we had cash flow provided by operating activities of $10.0 million. We had net loss of $57.1 million adjusted for the following significant non-cash items: depreciation and amortization of $41.8 million, stock-based compensation of $1.4 million, losses on investments in equity securities of $8.7 million, deferred income taxes of $(16.7) million, amortization of deferred credits of $(0.4) million, and amortization of debt discount and financing costs and accretion of interest of $6.6 million, and impairment loss of $39.5 million. We had a net change of $(14.8) million within other net operating assets and liabilities primarily due to changes in deferred revenue and accrued expenses and other liabilities.

Net Cash Provided by (Used in) Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our six months ended March 31, 2023, net cash flow provided by investing activities totaled $61.8 million. Proceeds from the sale of aircraft and engines totaled $86.1 million. We invested $(24.5) million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $0.2 million in refunds of equipment and other deposits.

During our six months ended March 31, 2022, net cash flow used in investing activities totaled $30.0 million. We invested $(22.9) million in capital expenditures primarily consisting of spare engines and other equipment, and $(6.9) million in payments of equipment and other deposits. We invested a total of $(0.2) million in equity securities of a private company.

Net Cash Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, stock repurchases, and proceeds received from issuing common stock under our ESPP.

During our six months ended March 31, 2023, net cash flow used in financing activities was $59.6 million. We received $39.0 million of proceeds from long-term debt and made $(97.8) million of principal repayments on long-term debt and paid $(0.9) million of costs related to debt financing. We received $0.1 million in proceeds from the issuance of common stock under our ESPP.

During our six months ended March 31, 2022, net cash flow used in financing activities was $24.6 million. We received $30.8 million of proceeds from long-term debt. We made $(53.1) million of principal repayments on long-term debt during the period and paid $(2.4) million of costs related to debt financing. We received $0.2 million in proceeds from the issuance of common stock under our ESPP.

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

Interest Rate Risk. We are subject to market risk associated with changing interest rates on our variable rate long-term debt; the variable interest rates are based on LIBOR or SOFR. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense on our variable rate long-term debt. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.

As of March 31, 2023, we had $261.8 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.0 million in the six months ended March 31, 2023.

As of March 31, 2023, we had $359.8 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2023.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements are indexed to one- and three-month LIBOR, which will be sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has determined that the U.S. dollar LIBOR will be replaced by SOFR after June 30, 2023. The Company has the option to apply expedients to agreements under LIBOR that are being replaced by another index including SOFR. Under the expedient, the Company will account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts will consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. A new effective yield will be established based on the new carrying amount and revised cash flows.

We may in the future pursue amendments to our LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of March 31, 2023, we had $402.9 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of March 31, 2023 and September 30, 2022, and the results of operations and cash flows for the period ending March 31, 2023 and March 31, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 ("2022 Form 10-K"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased 29,276 shares of its common stock for $30 thousand dollars to cover the income tax obligation on vested employee equity awards during the six months ended March 31, 2023.

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

MESA AIR GROUP, INC.

Date: May 9, 2023	By:	/s/ D. Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)