Form 10-Q
period 2023-06-30
MESA AIR GROUP INC
filed 2023-08-14
CIK 810332

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 1, 2023, the registrant had 40,830,594 shares of common stock, no par value per share, issued and outstanding.

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
▪
increases in our labor costs;
▪
reduced utilization - the percentage derived from dividing (i) the number of block hours actually flown during a given month by (ii) the maximum number of block hours that could be flown during such month under our capacity purchase agreement;
▪
the direct operation of regional jets by our major partner;
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
▪
our compliance with ongoing financial covenants under our credit facilities
▪
our ability to keep costs low and execute our growth strategies; and
▪
the effects of extreme or severe weather conditions that impacts our ability to complete scheduled flights.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (June 30, 2023 is unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$48,349	$57,683
Restricted cash	3,146	3,342
Receivables, net ($493 and $85 from related party)	3,582	3,978
Expendable parts and supplies, net	28,731	26,715
Assets held for sale	90,954	—
Prepaid expenses and other current assets	6,364	6,616
Total current assets	181,126	98,334

Property and equipment, net	709,694	865,254
Intangible assets, net	—	3,842
Lease and equipment deposits	1,172	6,085
Operating lease right-of-use assets	11,416	43,090
Deferred heavy maintenance, net	8,753	9,707
Assets held for sale	21,000	73,000
Other assets	28,841	16,290
Total assets	$962,002	$1,115,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($2,622 and $0 from related party)	$124,341	$97,218
Current portion of deferred revenue	6,398	385
Current maturities of operating leases	4,380	17,233
Accounts payable	51,916	59,386
Accrued compensation	8,358	11,255
Other accrued expenses	26,721	29,000
Total current liabilities	222,114	214,477
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($30,630 and $0 from related party)	441,941	502,517
Noncurrent operating lease liabilities	8,966	16,732
Deferred credits ($4,489 and $2,193 from related party)	4,489	3,082
Deferred income taxes	11,561	17,719
Deferred revenue, net of current portion	16,327	23,682
Other noncurrent liabilities	28,706	29,219
Total noncurrent liabilities	511,990	592,951
Total liabilities	734,104	807,428
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 40,830,594 (2023) and 36,376,897 (2022) shares issued and outstanding, 4,899,497 (2023) and 4,899,497 (2022) warrants issued and outstanding	270,673	259,177
Retained earnings/(Accumulated deficit)	(42,775)	48,997
Total stockholders' equity	227,898	308,174
Total liabilities and stockholders' equity	$962,002	$1,115,602

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Contract revenue (2023—$88,415 and $200,184 and 2022—$49,845 and $158,876 from related party)	$94,356	$118,899	$326,588	$367,781
Pass-through and other revenue	20,335	15,498	57,111	37,586
Total operating revenues	114,691	134,397	383,699	405,367

Operating expenses:
Flight operations	51,557	43,254	164,707	133,262
Maintenance	51,072	49,694	145,344	156,032
Aircraft rent	864	9,299	5,782	28,319
General and administrative	11,346	11,112	38,872	31,550
Depreciation and amortization	15,316	20,103	47,060	61,878
Asset impairment	30,489	—	50,951	39,475
(Gain) on sale of assets	(6,722)	—	(7,271)	—
Other operating expenses	999	722	2,358	3,379
Total operating expenses	154,921	134,184	447,803	453,895
Operating income/(loss)	(40,230)	213	(64,104)	(48,528)
Other income (expense), net:
Interest expense	(12,015)	(8,716)	(36,321)	(24,766)
Interest income	8	24	128	117
Gain/(Loss) on investments, net	2,859	(3,926)	3,275	(12,649)
Other income (expense), net	(946)	(73)	(540)	(203)
Total other expense, net	(10,094)	(12,691)	(33,458)	(37,501)
Loss before taxes	(50,324)	(12,478)	(97,562)	(86,029)
Income tax benefit	(2,764)	(2,493)	(5,791)	(18,987)
Net loss and comprehensive loss	$(47,560)	$(9,985)	$(91,771)	$(67,042)
Net loss per share attributable to
common shareholders
Basic	$(1.17)	$(0.28)	$(2.35)	$(1.86)
Diluted	$(1.17)	$(0.28)	$(2.35)	$(1.86)
Weighted-average common shares outstanding
Basic	40,688	36,183	38,986	36,064
Diluted	40,688	36,183	38,986	36,064

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2022
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	716	—	716
Payment of tax withholding for RSUs	(2,275)	—	(15)	—	(15)
Restricted shares issued	7,500	—	—	—	—
Net loss	—	—	—	(14,274)	(14,274)
Balance at December 31, 2021	35,963,984	4,899,497	$257,073	$217,401	$474,474

Stock compensation expense	—	—	671	—	671
Payment of tax withholding for RSUs	(13,421)	—	(60)	—	(60)
Restricted shares issued	122,594	—	—	—	—
Employee share purchases	53,567	—	239	—	239
Net loss	—	—	—	(42,783)	(42,783)
Balance at March 31, 2022	36,126,724	4,899,497	$257,923	$174,618	$432,541

Stock compensation expense	—	—	719	—	719
Payment of tax withholding for RSUs	(116,455)	—	(339)	—	(339)
Restricted shares issued	282,132	—	100	—	100
Net loss	—	—	—	(9,985)	(9,985)
Balance at June 30, 2022	36,292,401	4,899,497	$258,403	$164,633	$423,036

	Nine Months Ended June 30, 2023
			Common
			Stock and	Retained
			Additional	Earnings/
	Number of	Number of	Paid-In	(Accumulated
	Shares	Warrants	Capital	Deficit)	Total
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	688	—	688
Payment of tax withholding for RSUs	(847)	—	(1)	—	(1)
Restricted shares issued	2,500	—	—	—	—
Net loss	—	—	—	(9,090)	(9,090)
Balance at December 31, 2022	36,378,550	4,899,497	$259,864	$39,907	$299,771

Stock compensation expense	—	—	668	—	668
Payment of tax withholding for RSUs	(29,276)	—	(30)	—	(30)
Restricted shares issued	175,661	—	—	—	—
United Stock Issuance	4,042,061	—	9,782	—	9,782
Employee share purchases	52,278	—	148	—	148
Net loss	—	—	—	(35,122)	(35,122)
Balance at March 31, 2023	40,619,274	4,899,497	$270,432	$4,785	$275,217

Stock compensation expense	—	—	556	—	556
Payment of tax withholding for RSUs	(163,920)	—	(315)	—	(315)
Restricted shares issued	375,240	—	—	—	—
Net loss	—	—	—	(47,560)	(47,560)
Balance at June 30, 2023	40,830,594	4,899,497	$270,673	$(42,775)	$227,898

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(91,771)	$(67,042)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	47,060	61,878
Stock compensation expense	1,912	2,106
(Gain)/Loss on investments, net	(3,275)	12,649
Deferred income taxes	(6,157)	(19,137)
Amortization of deferred credits	1,407	(639)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	4,922	8,151
Asset impairment	50,951	39,475
Gain on sale of assets	(7,271)	—
Other	1,973	764
Changes in assets and liabilities:
Receivables	396	(883)
Expendable parts and supplies	(2,016)	(2,418)
Prepaid expenses and other operating assets and liabilities	125	(1,519)
Accounts payable	(6,349)	4,367
Deferred heavy maintenance, net	(1,382)	(4,536)
Deferred revenue	(1,342)	(11,780)
Accrued expenses and other liabilities	(5,689)	(10,949)
Operating lease right-of-use assets and liabilities	2,669	3,097
Net cash provided by (used in) operating activities	(13,837)	13,584

Cash flows from investing activities:
Capital expenditures	(31,619)	(33,230)
Investments in equity securities	—	(200)
Proceeds from sale of aircraft and engines	139,878	—
Refund (payment) of equipment and other deposits	740	(6,954)
Net cash provided by (used in) investing activities	108,999	(40,384)

Cash flows from financing activities:
Proceeds from long-term debt	39,000	35,311
Proceeds from issuance of common stock under ESPP	148	239
Principal payments on long-term debt and finance leases	(142,577)	(71,993)
Payments of debt and warrant issuance costs	(917)	(2,414)
Payment of tax withholding for RSUs	(346)	(414)
Net cash used in financing activities	(104,692)	(39,271)

Net change in cash, cash equivalents and restricted cash	(9,530)	(66,071)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$51,495	$57,796

Supplemental cash flow information
Cash paid for interest	$28,801	$14,695
Cash paid for income taxes, net	$27	$442
Operating lease payments in operating cash flows	$8,203	$31,069
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$755	$5,481
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$65,094	$—
Investments in warrants to purchase common stock	$—	$3,260
Accrued capital expenditures	$—	$1,407

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa" or the "Company") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 89 cities in 40 states, the District of Columbia, the Bahamas, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of June 30, 2023, Mesa operated a fleet of 80 regional aircraft with approximately 277 daily departures, four (4) 737 cargo aircraft and over 2,341 employees. Mesa’s flights were conducted under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”). Prior to the wind-down and termination of the Company's CPA with American Airlines, Inc. ("American") on April 3, 2023, Mesa also operated flights as American Eagle. All of the Company’s consolidated contract revenues for the three and nine months ended June 30, 2023 and June 30, 2022 were derived from operations associated with the American CPA prior to April 3, 2023, the United CPA, FSA, and leases of aircraft to a third party.

The CPA between us and United involves a revenue-guarantee arrangement whereby United pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees are paid directly by DHL.

Impact of Pilot Shortage and Transition of Operations to United

During our three and nine months ended June 30, 2023 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the nine months ended June 30, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $13.8 million and net loss of $91.8 million including a non-cash impairment charge of $51.0 million related to the Company designating 14 CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months. As of June 30, 2023, the Company is in compliance with all of its debt covenants.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. As previously disclosed plans in form 10-K for the fiscal year ended September 30, 2022, the following plans continue to be effective.

•
The Company and American agreed to terminate and complete a wind-down of the American CPA. The termination eliminated financial penalties incurred under the American CPA.
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

Furthermore, the Company implemented the following additional measures during the period.

•
Management is currently engaged in efforts to address the RASPRO aircraft repurchase obligation before it comes due. These efforts include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, securing a third party to purchase such aircraft, or restructuring the RASPRO aircraft lease facility.
•
On June 22, 2023, the Company closed on the sale of 20 spare engines to United. The approximate gross proceeds from this sale was $53.7 million, resulting in approximately $26.9 million of net proceeds after partial debt reduction of $7.8 million on the UMB engine loan, $7.9 million on the United Bridge Loan, and $11.2 million on the UST loan. This transaction completed the sale of the 30 engines to United under the Engine Sale Agreement entered into on December 27, 2022, as previously reported. The Company recorded a gain on the sale of the engines of $6.7 million for the 20 sold during the quarter, and $7.3 million for all 30.
•
The Company entered into an agreement to sell seven (7) surplus CRJ-900 aircraft. The approximate gross proceeds from the sale of such aircraft is expected to be $71.8 million and to generate approximately $8.5 million of net proceeds after the retirement of debt. The sale of these aircraft will occur individually throughout the remainder of the fiscal year, with the final transaction expected to be completed in October 2023.
•
Management is in active discussion with United to provide additional liquidity through existing lines of credit and other means.
•
The Company has unencumbered parts that can be leveraged to provide additional liquidity.
•
In addition to already executed agreements to sell aircraft, the Company is actively seeking arrangements to sell other surplus assets including aircraft, engines, and spare parts to reduce debt and optimize operations.

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns above and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. While we intend to continue to implement and monitor our plans and initiatives, there is no guarantee that these actions will continue to be effective and achieve their desired objectives.

As of June 30, 2023, the Company has $124.3 million of long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations along with the liquidity we expect to achieve from disposition of surplus assets and other plans to improve cashflow from operations as outlined above.

American Capacity Purchase Agreement

For the first three days of the three months ended June 30, 2023, the Company operated 30 CRJ-900 aircraft under an Amended and Restated Capacity Purchase Agreement with American dated November 19, 2020 (as amended, the “American CPA”), after which the wind-down period of the American CPA was completed, and the American CPA was officially terminated. In exchange for providing passenger flight services, we received a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown during each month. In addition, we also received incentives or incurred penalties based upon our operational performance, including controllable on-time departure (“CD0”) and controllable flight completion factor (“CCF”) percentages. American also reimbursed us for certain costs on an actual basis, including passenger liability and hull insurance and aircraft property taxes. Other expenses, including fuel and certain landing fees, were directly paid to suppliers by American. In addition, American also provided, at no cost to us, certain ground handling and customer service functions as well as airport-related facilities and gates at American hubs and cities where we operated.

In December 2022, we entered into Amendment No. 11 (the “American Amendment”) to the American CPA. The American Amendment provided for the termination and wind-down of the American CPA by April 3, 2023 (the “Wind-down Period”), at which time all Covered Aircraft (as defined in the American CPA) were removed from the American CPA. In March 2023, we began to transition aircraft operated under the American CPA to the United CPA. The American CPA was previously set to expire by its terms on December 31, 2025.

Under the terms of the American Amendment, during the Wind-down Period (i) we continued to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number of flights and block hours flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American agreed not to exercise certain termination or withdrawal rights under the American CPA if we failed to meet certain operational performance targets for the three (3) consecutive month period ending January 31, 2023.

We were in compliance with all of the terms of the American CPA during the Wind-down Period and no Material Breach (as defined in the American CPA) occurred. Pursuant to the American Amendment, as no material breaches occurred during the wind-down period, American agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA. All CCF targets were met during the Wind-down Period, and there were no penalties associated with that performance metric.

The American Amendment provided for liquidated damages (the “Liquidated Damages Claim”) payable to American in the event of a Material Breach (as defined in the American CPA) of the American CPA or a repudiation by us of our obligations under the American CPA. No Material Breaches occurred during the wind-down period that would require the Company to pay any liquidated damages. The parties executed a written mutual release of all claims and acknowledgment that no Material Breaches have occurred under the American CPA (including, without limitation, any Liquidated Damages Claim).

United Capacity Purchase Agreement

Under the United CPA, we have the ability to fly up to 80 aircraft for United. The aircraft can be a mix of any number of E-175, E-175LL, or CRJ-900 aircraft so long as the number of aircraft operating at any given time does not exceed 80. As of June 30, 2023, we operated 56 E-175 and 24 CRJ-900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft and all of our E-175LL aircraft and leases them to us at nominal amounts. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. The E-175LL aircraft have terms expiring in 2032 and 2033.

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

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four (4) Boeing 737 aircraft which are leased to us from DHL and a third party to provide cargo air transportation services as of June 30, 2023. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

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

Segment Reporting

As of June 30, 2023, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract Revenue and Pass-through and Other Revenue

We recognize contract revenue when the service is provided under our CPA and FSA. Under the CPA and FSA, our major partners generally pay for each departure, flight hour or block hour incurred, and an amount per aircraft in service each month with additional incentives or penalties based on flight completion, on-time performance, and other operating metrics. Our performance obligation is met as each flight is completed, and revenue is recognized and reflected in contract revenue.

We recognize pass-through revenue when the service is provided under our CPA and FSA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from our major partners at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and nine months ended June 30, 2023, we recognized $1.8 million and $1.3 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of June 30, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending June 30,	Total Deferred Revenue
2023 (remainder of)	$522
2024	5,602
2025	7,347
2026	3,701
2027	3,358
Thereafter	2,195
Total	$22,725

A portion of our compensation under our CPA with United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. We have concluded this component of the compensation under these agreements is lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $32.3 million and $38.7 million of lease revenue for the three months ended June 30, 2023 and June 30, 2022, respectively, and $111.4 million and $118.5 million during the nine months ended June 30, 2023 and June 30, 2022, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

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

During fiscal year 2022, the Company terminated its lease agreement with GoJet to lease 18 of the 20 CRJ-700 aircraft and classified the 18 aircraft as assets held for sale. All 18 aircraft were sold as of June 30, 2023. The remaining two (2) lease agreements are accounted for as finance leases.

The following table summarizes future minimum rental payments under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2023 (in thousands):

Periods Ending June 30,	Total Payments
2023 (remainder of)	$546
2024	2,184
2025	2,184
2026	2,184
2027	2,184
Thereafter	8,008
Total	$17,290

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

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from major partners related to aircraft modifications and pilot training associated with the capacity purchase agreement. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the capacity purchase agreement.

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at June 30, 2023 and September 30, 2022 were $4.9 million and $3.9 million, respectively. We recognized $0.1 million and $0.2 million of the deferred credits within contract revenue during the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.6 million and $0.6 million during the nine months ended June 30, 2023 and June 30, 2022, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.8 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $2.3 million and $1.2 million for the nine months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, our deferred heavy maintenance balance, net of accumulated amortization, was $8.8 million and $9.7 million, respectively.

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

Engine overhaul expense totaled $11.5 million and $8.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, of which $11.3 million and $6.0 million, respectively, was pass-through expense. Engine overhaul expense totaled $28.2 million and $18.2 million for the nine months ended June 30, 2023 and June 30, 2022, respectively, of which $27.9 million and $14.5 million, respectively was pass-through expense. Airframe C-check expense totaled $3.8 million and $5.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively, of which $2.4 million and $1.3 million, respectively, was pass-through expense. Airframe C-check expense totaled $12.6 million and $18.8 million for the nine months ended June 30, 2023 and June 30, 2022, respectively, of which $8.6 million and $1.7 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one (1) year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 6 for further discussion of our assets classified as held for sale as of June 30, 2023.

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

As of June 30, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and nine months ended June 30, 2023 and June 30, 2022 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at June 30, 2023 and September 30, 2022 was derived from these agreements.

American accounted for approximately 1% and 46% of our total revenue for the three months ended June 30, 2023 and June 30, 2022, respectively, and 31% and 46% of our total revenue for the nine months ended June 30, 2023 and June 30, 2022, respectively. United accounted for approximately 96% and 47% of our total revenue for the three months ended June 30, 2023 and June 30, 2022, respectively, and 65% and 48% of our total revenue for the nine months ended June 30, 2023 and June 30, 2022, respectively. The wind-down period of the American CPA ended on April 3, 2023, at which the American CPA was officially terminated. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of June 30, 2023 or September 30, 2022. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Intangible Assets

Information about our intangible assets as of June 30, 2023 and September 30, 2022, is as follows (in thousands):

	June 30,	September 30,
	2023	2022
Customer relationship	—	$43,800
Accumulated amortization	—	(38,029)
Impairment	—	(1,929)
Net carrying value	$—	$3,842

Total amortization expense recognized was $0 and $0.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.1 million and $0.8 million for the nine months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized an impairment loss of $3.7 million on the customer relationship related to the

American CPA during the nine months ended June 30, 2023, which was recorded in asset impairment on our condensed consolidated statements of operations and comprehensive loss. Accordingly, we expect to record amortization expense of zero for the remainder of 2023 and thereafter.

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

During the three months ended June 30, 2023, the Company closed on the sale of 20 spare engines to United. The approximate gross proceeds from the sale was $53.7 million and generated approximately $26.9 million of net proceeds after partial debt reduction. This transaction completed the sale of the 30 engines to United under the Engine Sale Agreement entered into on December 27, 2022, as previously reported. The Company recorded a gain on the sale of the engines of $6.7 million for the 20 sold during the quarter, and $7.3 million for all 30.

During the three months ended June 30, 2023, seven (7) CRJ-900 aircraft were designated as held for sale. The Company wrote down the value of the aircraft to the agreed upon sales price and recorded an impairment loss of $30.5 million.

As of June 30, 2023, the Company has 21 CRJ-900 aircraft and one (1) CRJ-200 aircraft that are classified as assets held for sale with a net book value of $112.0 million, which is reflected within assets held for sale on our condensed consolidated balance sheet.

7.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30,	September 30,
	2023	2022
Expendable parts and supplies, net:
Expendable parts and supplies	$38,123	$31,913
Less: obsolescence and other	(9,392)	(5,198)
	$28,731	$26,715
Prepaid expenses and other current assets:
Prepaid aviation insurance	$3,176	$2,618
Prepaid vendors	143	1,310
Prepaid other insurance	1,290	1,268
Lease incentives	337	352
Prepaid fuel and other	1,418	1,068
	$6,364	$6,616
Property and equipment, net:
Aircraft and other flight equipment	$1,041,056	$1,260,143
Other equipment	9,452	10,420
Total property and equipment	1,050,508	1,270,563
Less: accumulated depreciation	(340,814)	(405,309)
	$709,694	$865,254
Other assets:
Investments in equity securities	$18,187	$15,178
Lease incentives	990	1,097
Contract asset	9,149	—
Other	515	15
	$28,841	$16,290
Other accrued expenses:
Accrued property taxes	$4,682	$5,866
Accrued interest	5,247	2,882
Accrued vacation	6,832	4,746
Accrued lodging	4,181	3,795
Accrued maintenance	638	1,453
Accrued liability on government payroll program	—	2,967
Accrued simulator costs	931	1,045
Accrued employee benefits	1,331	1,679
Accrued fleet operating expense	504	1,606
Short term lease incentive liability	97	97
Other	2,278	2,864
	$26,721	$29,000
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	610	1,123
Other	1,821	1,821
	$28,706	$29,219

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

During the nine months ended June 30, 2023, the Company qualitatively evaluated indictors of impairment and concluded that the remaining carrying value of the American intangible asset required impairment. The Company recognized a total impairment loss of $3.7 million related to the American intangible asset in the condensed consolidated statements of operations and comprehensive loss. Additionally, seven (7) CRJ-900 aircraft under the agreement with RASPRO Trust and seven (7) CRJ-900 aircraft under the agreement with Export Development Canada (EDC) reclassified to held for sale during the nine months ended June 30, 2023, were evaluated for impairment and determined that the carrying value of the assets exceeded their estimated fair value. The Company recognized an impairment loss of $30.5 million and $47.2 million during the three and nine months ended June 30, 2023, respectively, related to the held for sale aircraft. The Company determined that no other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $15.3 million and $19.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $46.9 million and $59.9 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.

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

Total net gain/(loss) on our investments in equity securities totaled $2.9 million and $(3.9) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $3.3 million and $(12.6) million for the nine months ended June 30, 2023 and June 30, 2022, respectively, and are reflected in gain/(loss) on investments, net in our condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and September 30, 2022, the aggregate carrying amount of our investments in equity securities was $18.2 million and $15.2 million, respectively, and the carrying amount of our investments without readily determinable fair values was $8.8 million and $9.0 million, respectively.

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

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of June 30, 2023 and September 30, 2022.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	June 30, 2023		September 30, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$577.5	$534.4	$615.3	$541.7

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of June 30, 2023 and September 30, 2022, consisted of the following (in thousands):

	June 30,	September 30,
	2023	2022

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on LIBOR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$67,206	$73,850
Notes payable to secured parties, due in semi-annual installments, interest based on LIBOR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	120,053	131,010
Notes payable to secured parties, due in quarterly installments, interest based on LIBOR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	94,571	106,865
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics	30,630	15,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	2,622	-
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	72,657	18,038
Notes payable to financial institution, due in monthly installments, interest based on LIBOR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	1,869	26,758
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2023, secured by flight equipment	—	2,000
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2027, collateralized by the underlying equipment	43,525	36,212
Notes payable to financial institution, quarterly interest based on LIBOR plus interest spread at 3.50% through 2027	144,400	204,947
Gross long-term debt, including current maturities	577,533	615,310
Less unamortized debt issuance costs	(5,745)	(8,303)
Less notes payable warrants	(5,506)	(7,272)
Net long-term debt, including current maturities	566,282	599,735
Less current portion, net of unamortized debt issuance costs	(124,341)	(97,218)
Net long-term debt	$441,941	$502,517

Principal maturities of long-term debt as of June 30, 2023, and for each of the next five years are as follows (in thousands):

Periods Ending June 30,	Total Principal
2023 (remainder of)	$23,893
2024	122,194
2025	70,222
2026	219,302
2027	89,200
Thereafter	52,721
$577,533

The carrying value of collateralized aircraft and equipment as of June 30, 2023 was approximately $729.8 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of June 30, 2023, we had $120.1 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

In December 2022, we entered into an agreement with the U.S. Treasury to lower the minimum collateral coverage ratio ("CCR") covenant to 1.55 to 1.0 effective through the maturity date of the Treasury Loan and waive the CCR covenant requirement with respect to the release of liens on Collateral. We are in compliance with the terms of the Treasury Loan as of June 30, 2023.

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

10.
Loss Per Share

Calculations of net loss per common share were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(47,560)	$(9,985)	$(91,771)	$(67,042)
Basic weighted average common shares outstanding	40,688	36,183	38,986	36,064
Diluted weighted average common shares outstanding	40,688	36,183	38,986	36,064
Net loss per common share attributable to Mesa Air Group:
Basic	$(1.17)	$(0.28)	$(2.35)	$(1.86)
Diluted	$(1.17)	$(0.28)	$(2.35)	$(1.86)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Warrants	—	—	—	1,011
Restricted stock	—	—	—	142
	—	—	—	1,153

11.
Common Stock

As discussed in Note 9, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of June 30, 2023, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

12.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was 5.5% and 5.9% for the three and nine months ended June 30, 2023, respectively, and 19.9% and 22.1% for the three and nine months ended June 30, 2022, respectively. The Company’s ETR during the three and nine months ended June 30, 2023 decreased from the prior year tax rate, primarily as a result of certain tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of approximately $591.4 million and $247.0 million, respectively, which expire in fiscal years 2027-2038 and 2023-2043, respectively. Approximately $5.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the nine months ended June 30, 2023 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	483,723	$2.43
Vested	(553,755)	$4.61
Forfeited	(220,533)	$3.39
Restricted shares unvested at June 30, 2023	881,928	$3.65

As of June 30, 2023, there was $2.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2023 and June 30, 2022 was $0.6 million and $0.7 million, respectively, and for the nine months ended June 30, 2023 and June 30, 2022 was $1.9 million and $2.1 million, respectively.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the three months ended June 30, 2023 and June 30, 2022 were $0.3 million and $0.4 million, respectively, for which the Company withheld 163,920 and 132,151 shares of our common stock, respectively, that were underlying the RSUs that vested.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of June 30, 2023, eligible employees purchased and we issued an aggregate of 356,415 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 52,278 of which were purchased and issued during the nine months ended June 30, 2023.

15.
Leases

As of June 30, 2023, we leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating and finance leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives. Finance lease is capitalized and depreciated over the useful life of the asset.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $3.6 million and $10.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $14.3 million and $33.1 million for the nine months ended June 30, 2023 and June 30, 2022, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$1,283	$9,534	$7,259	$28,678
Variable and short-term lease costs	998	1,311	$3,121	$4,392
Interest expense on finance lease liabilities	230	—	$734	—
Amortization expense of finance lease assets	1,046	—	3,138	—
Total lease costs	$3,557	$10,845	$14,252	$33,070

As of June 30, 2023, our operating leases have a remaining weighted average lease term of 6.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%.

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

16.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 89 cities in 40 states, the District of Columbia, the Bahamas, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either United Express or DHL Express flights pursuant to the terms of the capacity purchase agreement (“CPA”) entered into with United Airlines, Inc. (“United”), and a Flight Services Agreement (“FSA”) with DHL Network Operations (USA), Inc. (“DHL”) (each, our "major partner"). Prior to the wind-down and termination of our CPA with American Airlines, Inc. ("American") on April 3, 2023, we also operated flights as American Eagle. We have a significant presence in several of our major partners' key domestic hubs and focus cities, including Dallas, Houston, Phoenix and Washington-Dulles.

As of June 30, 2023, our fleet consisted of 84 aircraft which we operated under our CPA and FSA, leased to a third party, held for sale or maintained as spares, with approximately 277 daily departures. For the first three days of the three months ended June 30, 2023, we operated 30 CRJ-900 aircraft under our American CPA, after which the wind-down period of the America CPA was complete, and the American CPA was officially terminated. As of June 30, 2023, we operated 56 E-175 and 24 CRJ-900 aircraft under our United CPA. We operated three (3) Boeing 737-400F and one (1) 737-800F aircraft under our DHL FSA. We leased two (2) aircraft under our lease with a third party. As of June 30, 2023, approximately 93% of our aircraft in scheduled service were operated for United, approximately 5% were operated for DHL, and approximately 2% were leased to a third party. All of our operating revenue in our three and nine months ended June 30, 2023 was derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

Our United CPA provides us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour (the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination) and flights actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying on behalf of United. Our CPA also shelters us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPA, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of United. United controls route selection, pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport landing slots and gate access.

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

Asset Impairment. Asset impairment includes charges for impairments of our customer relationship intangible assets and charges for impairments of aircraft designated as held for sale.

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

While we operate under a capacity purchase agreement and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

We had an operating loss of $40.2 million in our three months ended June 30, 2023 compared to operating income of $0.2 million in our three months ended June 30, 2022. In our three months ended June 30, 2023, we had net loss of $47.6 million compared to net loss of $10.0 million in our three months ended June 30, 2022.

Our operating results for the three months ended June 30, 2023 worsened as a result of decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract, partially offset by an increased United block hour compensation rate for our new pilot pay scale. Our operating expenses worsened as a result of (i) increases in flight operations expense, due to the implementation of the new pilot pay scale that began on September 15, 2022; (ii) impairment, due to the impairment charge associated with designating seven (7) CRJ-900 aircraft as held for sale; (iii) increased pilot training costs; and (iv) an increase in general and administrative expense due to an increase in pass-through property tax expense and outside services. These increases in operating expense were partially offset by decreases in aircraft rent expense, due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; and depreciation and amortization expense, primarily due to the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during fiscal year 2022.

Operating Revenues

	Three Months Ended June 30,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$94,356		$118,899		$(24,543)	(20.6)%
Pass-through and other		20,335		15,498		4,837	31.2%
Total operating revenues		$114,691		$134,397		$(19,706)	(14.7)%

Operating data:
Available seat miles—ASMs (thousands)		1,002,945		1,553,616		(550,671)	(35.4)%
Block hours		45,301		63,486		(18,185)	(28.6)%
Revenue passenger miles—RPMs (thousands)		844,291		1,358,298		(514,007)	(37.8)%
Average stage length (miles)		555		619		(64)	(10.3)%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.41	¢	7.65	¢	1.76	23.0%
Passengers		1,500,634		2,164,295		(663,661)	(30.7)%

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

Total operating revenue decreased by $19.7 million, or 14.7%, to $114.7 million for our three months ended June 30, 2023 as compared to our three months ended June 30, 2022. Contract revenue decreased by $24.5 million, or 20.6%, to $94.4 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the three months ended June 30, 2022, partially offset by an increased United block hour compensation rate for our new pilot pay scale. Our block hours flown during our three months ended June 30, 2023, decreased 28.6% compared to the three months ended June 30, 2022 due to a decrease in scheduled flying for United across the E-175 and CRJ fleet. Our pass-through and other revenue increased $4.8 million, or 31.2%, to $20.3 million compared to our three months ended June 30, 2022 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$51,557	$43,254	$8,303	19.2%
Maintenance	51,072	49,694	1,378	2.8%
Aircraft rent	864	9,299	(8,435)	(90.7)%
General and administrative	11,346	11,112	234	2.1%
Depreciation and amortization	15,316	20,103	(4,787)	(23.8)%
Asset impairment	30,489	—	30,489	100.0%
(Gain) on sale of assets	(6,722)	—	(6,722)	100.0%
Other operating expenses	999	722	277	38.4%
Total operating expenses	$154,921	$134,184	$20,737	15.5%
Operating data:
Available seat miles—ASMs (thousands)	1,002,945	1,553,616	(550,671)	(35.4)%
Block hours	45,301	63,486	(18,185)	(28.6)%
Average stage length (miles)	555	619	(64)	(10.3)%
Departures	24,555	33,291	(8,736)	(26.2)%

Flight Operations. Flight operations expense increased $8.3 million, or 19.2%, to $51.6 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022. The increase was primarily driven by the implementation of our new pilot pay scale.

Maintenance. Aircraft maintenance expense increased $1.4 million, or 2.8%, to $51.1 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022. This increase was primarily driven by increases in pass-through engine overhauls and pass-through C-check maintenance expenses, partially offset by a lower volume of airframe C-checks, other pass-through, component contracts, rotable and expendable parts, and engine overhaul. Total pass-through maintenance expenses reimbursed by our major partners increased by $5.7 million during our three months ended June 30, 2023 compared to our three months ended June 30, 2022.

The following table presents information regarding our maintenance costs during the three months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Engine overhaul	$199	$2,052	$(1,853)	(90.3)%
Pass-through engine overhaul	11,263	6,028	5,235	86.8%
C-check	1,424	3,725	(2,301)	(61.8)%
Pass-through C-check	2,368	1,260	1,108	87.9%
Component contracts	4,756	6,131	(1,375)	(22.4)%
Rotable and expendable parts	4,850	5,726	(876)	(15.3)%
Other pass-through	4,366	4,997	(631)	12.6%
Labor and other	21,846	19,775	2,071	10.5%
Total	$51,072	$49,694	$1,378	2.8%

Aircraft Rent. Aircraft rent expense decreased $8.4 million, or 90.7%, to $0.9 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022. The decrease is primarily due to the new agreement with RASPRO Trust in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases.

General and Administrative. General and administrative expense increased $0.2 million, or 2.1%, to $11.3 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022. The increase is primarily driven by an increase in wages and related expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased by $4.8 million, or 23.8%, to $15.3 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022 due to (i) the sale of 18 CRJ-700 aircraft; (ii) aircraft in our fleet being classified as non-depreciable assets held for sale; and (iii) the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during the prior fiscal year ended September 30, 2022.

Asset Impairment. Asset impairment charge of $30.5 million was recorded for our three months ended June 30, 2023 related to seven (7) CRJ-900 aircraft being designated as held for sale. There was no impairment recorded for the three months ended June 30, 2022.

Gain on sale of assets. A gain on the sale of assets of $6.7 million was recorded for our three months ended June 30, 2023 related to the sale of 20 Engines to United. There was no gain on sale of assets recorded for the three months ended June 30, 2022.

Other Operating Expenses. Other operating expenses increased $0.3 million, or 38.4%, to $1.0 million for our three months ended June 30, 2023 compared to our three months ended June 30, 2022. The increase is primarily attributable to aircraft servicing expense during the three months ended June 30, 2023.

Other Expense

Other expense decreased $2.6 million, or 20.5%, to $10.1 million for our three months ended June 30, 2023, compared to our three months ended June 30, 2022. The decrease is primarily attributable to an increase of unrealized gains on investments in equity securities of $6.8 million compared to the three months ended June 30, 2022, partially offset by an increase of $3.3 million on interest expense.

Income Taxes

The income tax benefit totaled $2.8 million for the three months ended June 30, 2023 as compared to a tax benefit of $2.5 million for the three months ended June 30, 2022. The effective tax rate ("ETR") from continuing operations was 5.5% for the three months ended June 30, 2023 compared to 19.9% for the three months ended June 30, 2022. Our ETR during the three months ended June 30, 2023 decreased from the prior year tax rate, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2022, the Company had aggregate federal and state net operating loss carryforwards of $591.4 million and $247.0 million, respectively, which expire in 2027-2038 and 2023-2043, respectively. Approximately $5.2 million of state net operating loss carryforwards are expected to expire in the current year.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

We had operating loss of $64.1 million in our nine months ended June 30, 2023 compared to operating loss of $48.5 million in our nine months ended June 30, 2022. In our nine months ended June 30, 2023, we had net loss of $91.8 million compared to net loss of $67.0 million in our nine months ended June 30, 2022.

Our operating results for the nine months ended June 30, 2023 worsened as a result of (i) increases in flight operations expense, due to the implementation of the new pilot pay scale that began on September 15, 2022; (ii) impairment, due to the impairment charge associated with designating 14 CRJ-900 aircraft as held for sale; (iii) increased pilot training costs; and (iv) an increase in general and administrative expense due to an increase in pass-through property tax expense and outside services. These increases in operating expense were partially offset by decreases in aircraft rent expense, due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; depreciation and amortization expense, primarily due to the reduced carrying value of our CRJ-900 aircraft asset that was determined to be impaired during fiscal year 2022; and maintenance expense as a result of fewer C-check events and lower component contracts and parts expense.

Operating Revenues

	Nine Months Ended June 30,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$326,588		$367,781		$(41,193)	(11.2)%
Pass-through and other		57,111		37,586		19,525	51.9%
Total operating revenues		$383,699		$405,367		$(21,668)	(5.3)%

Operating data:
Available seat miles—ASMs (thousands)		3,244,461		5,275,133		(2,030,672)	(38.5)%
Block hours		144,427		215,178		(70,751)	(32.9)%
Revenue passenger miles—RPMs (thousands)		2,705,920		4,427,618		(1,721,698)	(38.9)%
Average stage length (miles)		554		644		(90)	(14.0)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.07	¢	6.97	¢	3.10	44.5%
Passengers		4,792,859		6,779,398		(1,986,539)	(29.3)%

Total operating revenue decreased by $21.7 million, or 5.3%, to $383.7 million for our nine months ended June 30, 2023 as compared to our nine months ended June 30, 2022. Contract revenue decreased by $41.2 million, or 11.2%, to $326.6 million due to reduced block hours flown and fewer aircraft under contract compared to the nine months ended June 30, 2022, partially offset by an increased United block hour compensation rate for our new pilot pay scale. Our block hours flown during our nine months ended June 30, 2023, decreased 32.9% compared to the nine months ended June 30, 2023 due to a decrease in scheduled flying for United across the E-175 and CRJ fleet. Our pass-through and other revenue increased during our nine months ended June 30, 2023 by $19.5 million, or 51.9%, to $57.1 million due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$164,707	$133,262	$31,445	23.6%
Maintenance	145,344	156,032	(10,688)	(6.8)%
Aircraft rent	5,782	28,319	(22,537)	(79.6)%
General and administrative	38,872	31,550	7,322	23.2%
Depreciation and amortization	47,060	61,878	(14,818)	(23.9)%
Asset impairment	50,951	39,475	11,476	29.1%
(Gain) on sale of assets	(7,271)	—	(7,271)	100.0%
Other operating expenses	2,358	3,379	(1,021)	(30.2)%
Total operating expenses	$447,803	$453,895	$(6,092)	(1.3)%
Operating data:
Available seat miles—ASMs (thousands)	3,244,461	5,275,133	(2,030,672)	(38.5)%
Block hours	144,427	215,178	(70,751)	(32.9)%
Average stage length (miles)	554	644	(90)	(14.0)%
Departures	52,331	108,721	(56,390)	(51.9)%

Flight Operations. Flight operations expense increased $31.4 million, or 23.6%, to $164.7 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. The increase was primarily driven by the implementation of our new pilot and flight attendant pay scale and an increase in lodging and pilot training-related costs, partially offset by a decrease in flight activity.

Maintenance. Aircraft maintenance expense decreased $10.7 million, or 6.8%, to $145.3 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. This decrease was primarily driven by a lower volume of airframe C-checks, other pass-through component contracts, rotable and expendable parts, and engine overhaul, partially offset by increases in pass-through engine overhauls and pass-through C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners increased by $14.4 million during our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022.

The following table presents information regarding our maintenance costs during our nine months ended June 30, 2023 and June 30, 2022 (in thousands):

	Nine Months Ended June 30,
	2023	2022	Change
Engine overhaul	$359	$3,699	$(3,340)	(90.3)%
Pass-through engine overhaul	27,903	14,453	13,450	93.1%
C-check	3,962	17,047	(13,085)	(76.8)%
Pass-through C-check	8,644	1,749	6,895	394.2%
Component contracts	15,168	20,380	(5,212)	(25.6)%
Rotable and expendable parts	15,537	21,167	(5,630)	(26.6)%
Other pass-through	11,008	16,996	(5,988)	(35.2)%
Labor and other	62,763	60,541	2,222	3.7%
Total	$145,344	$156,032	$(10,688)	(6.8)%

Aircraft Rent. Aircraft rent expense decreased $22.5 million, or 79.6%, to $5.8 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. The decrease is primarily due to the reduced carrying value of our CRJ-900 aircraft lease liability that was determined to be impaired during the prior fiscal year ended September 30, 2022.

General and Administrative. General and administrative expense increased $7.3 million, or 23.2%, to $38.9 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. The increase is primarily driven by pass-through property taxes, higher wages, and outside consulting.

Depreciation and Amortization. Depreciation and amortization expense decreased $14.8 million, or 23.9%, to $47.1 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022 due to aircraft in our fleet being classified as non-depreciable assets held for sale and the reduced carrying value of our CRJ-900 aircraft assets that were determined to be impaired during the prior fiscal year ended September 30, 2022.

Asset Impairment. Asset impairment charges of $51.0 million were recorded for our nine months ended June 30, 2023 related to eight 14 CRJ 900 aircraft held for sale and impairment related to the American customer relationship intangible asset compared to $39.5 million for the nine months ended June 30, 2022 due to the impairment loss on twelve 12 CRJ-900 aircraft designated as held for sale during the nine months ended June 30, 2022.

Gain on sale of assets. A gain on the sale of assets of $7.3 million was recorded for our nine months ended June 30, 2023 related to the sale of 30 Engines to United. There was no gain on sale of assets recorded for the nine months ended June 30, 2022.

Other Operating Expenses. Other operating expenses decreased $1.0 million, or 30.2%, to $2.4 million for nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. The decrease is primarily due to a decrease in fuel expense during the nine months ended June 30, 2023.

Other Expense

Other expense decreased $4.1 million, or 10.8%, to $33.5 million for our nine months ended June 30, 2023 compared to our nine months ended June 30, 2022. The decrease is primarily attributable to an increase of unrealized gains on investments in equity securities of $15.9 million compared to the nine months ended June 30, 2022, partially offset by an increase in interest expense due to higher interest rates and greater outstanding finance lease principal balances.

Income Taxes

The income tax benefit totaled $5.8 million for the nine months ended June 30, 2023 as compared to a tax benefit of $19.0 million for the nine months ended June 30, 2022. The ETR was 5.9% for the nine months ended June 30, 2023 compared to 22.1% for the nine months ended June 30, 2022. Our ETR during the nine months ended June 30, 2023 decreased from the nine months ended June 30, 2022 due to permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Reconciliation:
Net loss	$(47,560)	$(9,985)	$(91,771)	$(67,042)
Income tax benefit	(2,764)	(2,493)	(5,791)	(18,987)
Loss before taxes	(50,324)	(12,478)	$(97,562)	$(86,029)
(Gain)/Loss on investments, net	(2,859)	3,926	(3,275)	12,649
Adjustments(1)(2)(3)(4)(5)(6)(7)	24,098	(135)	44,673	39,708
Adjusted loss before taxes	(29,085)	(8,687)	(56,164)	(33,672)
Interest expense	12,015	8,716	36,321	24,766
Interest income	(8)	(24)	(128)	(117)
Depreciation and amortization	15,316	20,103	47,060	61,878
Adjusted EBITDA	$(1,762)	$20,108	$27,089	$52,855
Aircraft rent	864	9,299	5,782	28,319
Adjusted EBITDAR	$(898)	$29,407	$32,871	$81,174

(1) $0.1 million true-up adjustment recorded during the three months ended June 30, 2022 related to the termination loss previously recorded in Q2 2022 pertaining to the abandonment of one of our leased facilities.

(2) $0.2 million impairment loss on operating lease right of use asset related to the abandonment of one the Company's leased facilities during the nine months ended June 30, 2022.
(3) $39.5 million impairment loss on held for sale accounting treatment on 12 CRJ 900 aircraft during the nine months ended June 30, 2022.
(4) $30.5 million and $47.2 million impairment loss on held for Sale accounting treatment on seven (7) and 14 CRJ 900 aircraft during the three and nine months, respectively ended June 30, 2023.
(5) $3.7 million impairment loss on intangible asset during the nine months ended June 30, 2023.
(6) $0.3 million and $1.0 million loss on deferred financing costs related to retirement of debts during the three and nine months, respectively ended June 30, 2023.
(7) $6.7 million and $7.3 million gain from the sale of 20 and 30 engines during the three and nine months, respectively ended June 30, 2023.

Liquidity and Capital Resources

Impact of Pilot Shortage and Transition of Operations to United

During our three and nine months ended June 30, 2023 and fiscal year ended September 30, 2022, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the nine months ended June 30, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $13.8 million and net loss of $91.8 million including a non-cash impairment charge of $51.0 million related to the Company designating 14 CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months. As of June 30, 2023, the Company is in compliance with all of its debt covenants.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. As previously disclosed plans in form 10-K for the fiscal year ended September 30, 2022, the following plans continue to be effective.

•
The Company and American agreed to terminate and complete a wind-down of the American CPA. The termination eliminated financial penalties incurred under the American CPA.
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

Furthermore, the Company implemented the following additional measures during the period.

•
Management is currently engaged in efforts to address the RASPRO aircraft repurchase obligation before it comes due. These efforts include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, securing a third party to purchase such aircraft, or restructuring the RASPRO aircraft lease facility.
•
On June 22, 2023, the Company closed on the sale of 20 spare engines to United. The approximate gross proceeds from this sale was $53.7 million, resulting in approximately $26.9 million of net proceeds after partial debt reduction of $7.8 million on the UMB engine loan, $7.9 million on the United Bridge Loan, and $11.2 million on the UST loan. This transaction completed the sale of the 30 engines to United under the Engine Sale Agreement entered into on December 27, 2022, as previously reported. The Company recorded a gain on the sale of the engines of $6.7 million for the 20 sold during the quarter, and $7.3 million for all 30.
•
The Company entered into an agreement to sell seven (7) surplus CRJ-900 aircraft. The approximate gross proceeds from the sale of such aircraft is expected to be $71.8 million and to generate approximately $8.5 million of net proceeds after the retirement of debt. The sale of these aircraft will occur individually throughout the remainder of the fiscal year, with the final transaction expected to be completed in October 2023.
•
Management is in active discussion with United to provide additional liquidity through existing lines of credit and other means.
•
The Company has unencumbered parts that can be leveraged to provide additional liquidity.
•
In addition to already executed agreements to sell aircraft, the Company is actively seeking arrangements to sell other surplus assets including aircraft, egines, and spare parts to reduce debt and optimize operations.

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns above and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. While we intend to continue to implement and monitor our plans and initiatives, there is no guarantee that these actions will continue to be effective and achieve their desired objectives.

As of June 30, 2023, the Company has $124.3 million of long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations along with the liquidity we expect to achieve from disposition of surplus assets and other plans to improve cashflow from operations as outlined above.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ended June 30, 2023 were approximately 1.6% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2023, our principal sources of cash have been cash and cash equivalents of $48.3 million, restricted cash of $3.1 million as of June 30, 2023, and $112.0 million in assets held for sale as of June 30, 2023. As of June 30, 2023, we had $504.9 million in secured indebtedness incurred primarily in connection with our financing of 74 total aircraft and related equipment. As of June 30, 2023, we had $79.4 million of current debt, excluding finance leases, and $425.5 million of long-term debt excluding finance leases.

Restricted Cash

As of June 30, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2023 and June 30, 2022 (in thousands):

	Nine Months Ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(13,837)	$13,584
Net cash provided by (used in) investing activities	108,999	(40,384)
Net cash used in financing activities	(104,692)	(39,271)
Net decrease in cash, cash equivalents and restricted cash	(9,530)	(66,071)
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$51,495	$57,796

Net Cash Provided by (Used in) Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPA and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our nine months ended June 30, 2023, we had cash flow used in operating activities of $13.8 million. We had a net loss of $91.8 million adjusted for the following significant non-cash items: depreciation and amortization of $47.1 million, stock-based compensation of $1.9 million, net gains on investments in equity securities of $(3.3) million, deferred income taxes of $(6.2) million, amortization of deferred credits of $1.4 million, amortization of debt discount and financing costs and accretion of interest of $4.9 million, asset impairment of $51.0 million, gain on sale of assets of $(7.3) million, and $2.0 million in miscellaneous operating cash flow items. We had a net change of $(13.6) million within other net operating assets and liabilities largely driven by decreases in accounts payable and receivables, which were offset primarily by an increase in accrued expenses and other liabilities.

During our nine months ended June 30, 2022, we had cash flow provided by operating activities of $13.6 million. We had net loss of $67.0 million adjusted for the following significant non-cash items: depreciation and amortization of $61.9 million, stock-based compensation of $2.1 million, losses on investments in equity securities of $12.6 million, deferred income taxes of $(19.1) million, amortization of deferred credits of $(0.6) million, amortization of debt discount and financing costs and accretion of interest of $8.2 million, and impairment of assets held for sale of $39.5 million. We had a net change of $(24.6) million within other net operating assets and liabilities largely driven by decreases in accrued expenses and other liabilities, deferred revenue, and operating lease liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our nine months ended June 30, 2023, net cash flow provided by investing activities totaled $109.0 million. Proceeds from the sale of aircraft and engines totaled $139.9 million. We invested $31.6 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and received $0.7 million in refunds of equipment and other deposits.

During our nine months ended June 30, 2022, net cash flow used in investing activities totaled $40.4 million. We invested $33.2 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $7.0 million in payments of equipment and other deposits. We also invested $0.2 million in equity securities of a private company.

Net Cash Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, payment of tax withholding for RSUs, and proceeds received from issuing common stock under our ESPP.

During our nine months ended June 30, 2023, net cash flow used in financing activities was $104.7 million. We received $39.0 million of proceeds from long-term debt, made $142.6 million of principal repayments on long-term debt, and paid $0.9 million of costs related to debt financing. We received $0.1 million in proceeds from the issuance of common stock under our ESPP and paid $0.3 million for tax withholding of RSUs.

During our nine months ended June 30, 2022, net cash flow used in financing activities was $39.3 million. We received $35.3 million of proceeds from long-term debt. We made $72.0 million of principal repayments on long-term debt during the period and paid $2.4 million of costs related to debt financing. We received $0.2 million in proceeds from the issuance of common stock under our ESPP and paid $0.3 million for tax withholding of RSUs.

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

As of June 30, 2023, we had $322.1 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $2.4 million in the nine months ended June 30, 2023.

As of June 30, 2023, we had $255.5 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2023.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements are indexed to one- and three-month LIBOR, which will be sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has determined that the U.S. dollar LIBOR will be replaced by SOFR after June 30, 2023. We have the option to apply expedients to agreements under LIBOR that are being replaced by another index including SOFR. Under the expedient, we will account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts will consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. A new effective yield will be established based on the new carrying amount and revised cash flows.

Several of our debts based on LIBOR have been modified to use SOFR as a reference rate which will go into effect on July 31, 2023. Additionally, we will pursue amendments to our remaining LIBOR-based debt transactions to provide for a transaction mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with our lenders on any such amendments. As of June 30, 2023, we had $385.1 million of borrowings based on LIBOR. The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our long-term debt to be different or higher than expected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Update on Remediation of Previously Reported Material Weaknesses

Management identified material weaknesses in internal control over financial reporting for the period ended September 30, 2022 related to: (1) the application of the accounting for net operating loss carryforwards governed by the Tax Cuts and Jobs Act (TCJA) and (2) the accounting for the impairment of the assets, which have been successfully remediated by implementing remediation efforts described below:

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our efforts resulting in successful remediation include:

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of June 30, 2023 and September 30, 2022, and the results of operations and cash flows for the period ended June 30, 2023 and June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct and unintentional error completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 ("2022 Form 10-K"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2022 Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The amounts remitted for employee withholding taxes during the three months ended June 30, 2023 and June 30, 2022 were $0.3 million and $0.4 million, respectively, for which the Company withheld 163,920 and 132,151 shares of our common stock, respectively, that were underlying the RSUs that vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: August 11, 2023	By:	/s/ D. Torque Zubeck
Torque Zubeck Chief Financial Officer (Principal Financial Officer)