Form 10-K
period 2023-09-30
MESA AIR GROUP INC
filed 2024-01-26
CIK 810332

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $96,267,679.

As of December 27, 2023, the registrant had 40,940,326 shares of common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2023

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," "should," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors." Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us," and "our" as used herein refer collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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
▪
increases in our labor costs;
▪
reduced utilization (the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular agreement by (ii) the maximum number of block hours that could be flown during such month under the particular agreement) under our capacity agreement;
▪
the direct operation of regional jets by United Airlines, Inc. ("United");
▪
the financial strength of United and its ability to successfully manage its businesses through the unprecedented decline in air travel attributable to the COVID-19 pandemic or any other public health epidemic;
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, excluding our existing Flight Services Agreement with DHL, which restrictions will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company's satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

PART I

ITEM 1. BUSINESS

General

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 86 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. As of September 30, 2023, Mesa operated a fleet of 80 regional aircraft consisting of 54 E-175 aircraft and 26 CRJ-900 aircraft with approximately 296 daily departures, four 737 cargo aircraft and approximately 2,303 employees. Mesa’s fleet were conducted under our Capacity Purchase Agreements ("CPAs") and Flight Services Agreement ("FSA"), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United Airlines, Inc. ("United") and FSA with DHL Network Operations (USA), Inc. ("DHL") (each, our “major partner”). Prior to the wind-down and termination of the Company's CPA with American Airlines, Inc. ("American") on April 3, 2023, Mesa also operated flights as American Eagle. All of the Company’s consolidated contract revenues for the twelve months ended September 30, 2023 and September 30, 2022 were derived from operations associated with the American CPA prior to April 3, 2023, the United CPA, DHL FSA, and leases of aircraft to a third party.

Under the CPA with United (the "United CPA") and FSA with DHL (the "DHL FSA"), we operated or maintained as operational spares a fleet of 120 aircraft as of September 30, 2023. We also lease two aircraft to a third party as of September 30, 2023. We operate 54 E-175 and 26 CRJ-900 aircraft under our United CPA, and four Boeing 737-400F aircraft under our DHL FSA. For our fiscal year ended September 30, 2023, approximately 23% of our revenues were earned under the American CPA, approximately 73% were earned under the United CPA, approximately 1% were earned from leases of aircraft to a third party and approximately 3% were earned under the DHL FSA. All of the Company’s consolidated contract revenues for the twelve months ended September 30, 2023 and September 30, 2022 were derived from operations associated with the American CPA, the United CPA, FSA, and leases of aircraft to a third party.

The United CPA involves a revenue-guarantee arrangement whereby United pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees are paid directly by DHL.

Regional aircraft are optimal for short- and medium-haul scheduled flights that connect outlying communities with larger cities and act as "feeders" for domestic and international hubs. In addition, regional aircraft are well suited to serve larger city pairs during off-peak times when load factors on larger jets are low. The lower trip costs and operating efficiencies of regional aircraft, along with the competitive nature of the CPA bidding process, provide significant value to major airlines.

Impact of Pilot Shortage and Transition of Operations to United

During our twelve months ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay of nearly 118% for captains and 172% for new-hire first officers.

As a result of pilot shortage, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the twelve months ended September 30, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $24.1 million and net loss of $120.1 million including a non-cash impairment charge of $54.3 million related to the Company designating 14 CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised substantial doubt about our ability to continue to fund our operations and meet our debt obligations over the next twelve months.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during the year ended September 30, 2023, and through the date of issuance of the financial statements.

•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. We entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of March 2024, with net cash from these transactions expected to be approximately $(12.1) million.
•
We entered into an agreement to sell 11 CRJ-900 aircraft to a third party. The Company has closed the sale of seven of the aircraft which generated $21.0 million in gross proceeds and approximately $1.5 million in net proceeds after partial debt reduction on the UST Loan. Subsequent to September 30, 2023, we closed the sale of the remaining four CRJ-900 aircraft to the third party for gross proceeds of $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our loan with the United States Department of the Treasury ("UST Loan").
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on seven CRJ-900 aircraft which began January 2023 through December 2024, providing approximately $14.0 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in principal by December 31, 2023.
•
We entered into an agreement to sell seven surplus CRJ-900 aircraft to American. The Company has closed the sale of three of the aircraft which generated approximately $29.7 million in gross proceeds and approximately $2.4 million in net proceeds after partial debt reduction. Subsequent to September 30, 2023, the Company closed the sale of the remaining four CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and MHIRJ junior note. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.
•
We established and drew upon a new line of credit with United totaling $25.5 million. The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours flown as well as maintaining a 99.3% controllable completion factor ("CCF") over any rolling four-month period from April 2023 through December 2024. As of November 2023, the foregoing milestones have been achieved for such rolling four-month period. As a result, $9 million of the $15 million will be deemed prepaid one business day following the repayment of the Effective Date Bridge Loan discussed elsewhere herein. We consider it likely that we will achieve additional forgiveness in fiscal year 2024. Subsequently, this facility was amended to permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan previously repaid and increased the amount of Revolving Commitments from $30.7 million to $50.7 million. See Note 10 for a discussion of the line of credit and amount drawn as well as discussion on the deemed prepayment.

•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 2024, which are projected to generate approximately $63.5 million in incremental revenue over the next twelve months.
o
Amended certain notice requirements for removal by United of up to eight CRJ-900 Covered Aircraft (as defined in the United CPA) from the United CPA.
o
Extended United's existing utilization waiver for the Company's operation of E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA) to June 30, 2024.
•
On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
o
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.
o
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
o
Loan prepayment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.
•
On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. The gross proceeds of $56.0 million will be used to retire approximately $40.0 million in associated debt and provide additional liquidity to fund operations and current debt obligations as they come due. The transaction is expected to close by the end of March 2024.
•
Subsequent to September 30, 2023, we entered into a purchase agreement with a third party which provides for the sale of 23 engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.
•
In addition to already executed agreements to sell aircraft, the Company is actively seeking arrangements to sell other surplus assets primarily related to the CRJ fleet including aircraft, engines, and spare parts to reduce debt and optimize operations.
•
We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

The Company believes the plans and initiatives outlined above have effectively alleviated the substantial doubt and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months was prepared with significant judgment and estimates of future cash flows based on projections of CPA and FSA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of September 30, 2023, the Company has $163.6 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. See Sources and Uses of Cash in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

COVID-19 Pandemic

Beginning in fiscal 2020, COVID-19 surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The COVID-19 pandemic negatively affected our revenue and operating results during fiscal years 2023, 2022, 2021, and 2020. Any similar outbreaks in the future may have a material impact on our financial condition, liquidity, and results of operations in future periods. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the impact of the COVID-19 pandemic on our financial results. Also, see “Part I. Item 1A. Risk Factors” for a discussion of the risks and uncertainties associated with the COVID-19 pandemic.

Our Business Strategy

Our business strategy consists of the following elements:

Maintain Low-Cost Structure

We have established ourselves as a low cost provider of regional airline and cargo flight services. We intend to continue our disciplined cost control approach through responsible outsourcing of certain operating functions, by flying large regional aircraft with associated lower maintenance costs and common flight crews across fleet types, and through the diligent control of corporate and administrative costs by implementing company-wide efforts to improve our cost structure.

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

As of September 30, 2023, we had 120 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (70-76 seats)	Canadair Regional Jet-700 (50-70 seats)	Canadair Regional Jet-900 (76-79 seats)	Boeing 737 (Cargo)	Total
United Express	54	—	26	—	80
DHL Express	—	—	—	4	4
Held for sale	—		15	—	15
Leased to third party	—	2	—	—	2
Subtotal	54	2	41	4	101
Unassigned	6	—	13	—	19
Total	60	2	54	4	120
(1)
As of September 30, 2023, the Company has 15 CRJ-900 aircraft classified as assets held for sale.

The following table lists the aircraft we own and lease as of September 30, 2023 and the passenger capacity of such aircraft:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	42	(2)	60	70-76
CRJ-900 Regional Jet	54	—		54	76-79
CRJ-700 Regional Jet	—	2		2	50-70
Boeing 737 Cargo Jet	—	4	(3)	4
Total	72	48		120

(2)
All 42 of these E-175 aircraft are owned by United and leased to us at nominal amounts.
(3)
Three of these Boeing 737 aircraft are subleased to us by DHL at nominal amounts and the fourth aircraft is leased to us by a third party.

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

▪
Operation of E-175 and CRJ-900 under our United CPA;
▪
Operation of Boeing 737 aircraft under our DHL FSA.

The financial arrangements between the Company and its major partners include a revenue-guarantee arrangement. Under these revenue-guarantee provisions, our major partners pay us a fixed minimum monthly amount per aircraft under contract, plus additional amounts related to departures and block hours flown. We also receive direct reimbursement of certain operating expenses, including insurance. Other expenses, including fuel and ground operations are directly paid to suppliers by our major partners. We believe we are in material compliance with the terms of our United CPA and DHL FSA.

We benefit from the revenue guarantee arrangement under our United CPA and DHL FSA because we are sheltered, to an extent, from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, fluctuations in number of passengers and fuel prices. However, we do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned, or reductions in fuel prices. United retains all revenue collected from passengers carried on our flights. In providing regional flying under our CPA, and cargo flying under our FSA, we use the logos, service marks and aircraft paint schemes of our major partners.

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our CPAs for our fiscal years ended September 30, 2023 and 2022, respectively:

	Year Ended September 30, 2023				Year Ended September 30, 2022
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
American	790,513	$107,019	¢	13.54	2,668,953	$234,184	¢	8.77
United	3,444,900	$294,129	¢	8.54	4,005,795	$207,003	¢	5.17
Other	—	$20,150		—	—	$37,295		—
Total	4,235,413	$421,298	¢	9.95	6,674,748	$478,482	¢	7.17

American Capacity Purchase Agreement

In December 2022, we entered into Amendment No. 11 (the “American Amendment”) to our Amended and Restated Capacity Purchase Agreement previously entered into in November 2020 (as theretofore amended, the "American CPA"). The American Amendment provided for the termination and wind-down of the American CPA by April 3, 2023 (the “Wind-down Period”), at which time all Covered Aircraft (as defined in the American CPA) were removed from the American CPA. In March 2023, we began to transition aircraft operated under the American CPA to the United CPA. The American CPA was previously set to expire by its terms on December 31, 2025.

Under the terms of the American Amendment, during the Wind-down Period (i) we continued to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number of flights and block hours flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American agreed not to exercise certain termination or withdrawal rights under the American CPA if we failed to meet certain operational performance targets for the three consecutive month period ending January 31, 2023.

No Material Breach (as defined in the American CPA) occurred that would have required the payment of liquidated damages. Pursuant to the American Amendment, as no material breaches occurred during the wind-down period, American agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA. All CCF targets were met during the Wind-down Period, and there were no penalties associated with that performance metric. The parties executed a written mutual release of all claims and acknowledgment that no Material Breaches occurred.

United Capacity Purchase Agreement

Under the United CPA, we have the ability to fly up to 80 aircraft for United. The aircraft can be a mix of any number of E-175 or CRJ-900 aircraft so long as the number of aircraft operating at any given time does not exceed 80. As of September 30, 2023 we operated 54 E-175 and 26 CRJ-900 aircraft under our Third Amended and Restated CPA with United dated December 27, 2022, which amended and restated the Second Amended and Restated CPA dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. Additionally, United leased 20 E-175LL aircraft to us at nominal amounts during the year ended September 30, 2023. The E-175LL aircraft were removed from the CPA beginning in February 2023, with the last E-175LL aircraft being removed in April 2023.

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

On December 27, 2022, we entered into the Amended and Restated United CPA, which provides, among other things, for the following amended terms:

▪
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating. As of September 30, 2023, we operated 24 CRJ-900 aircraft under our Amended and Restated United CPA;
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
▪
United’s existing utilization waiver for the Company’s operation of E-175LL Covered Aircraft (as defined in the United CPA) to be extended to December 31, 2023;
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

Additionally, in January 2023, in consideration for entering in the Amended and Restated United CPA and providing the revolving line of credit, discussed in Note 10, the Company (i) granted United the right to designate one individual to the Company's board of directors (the "United Designee"), which occurred effective May 2, 2023 with the appointment of Jonathan Ireland and (ii) issued to United 4,042,061 shares of the Company’s common stock equal to approximately 10% of the Company’s then issued and outstanding capital stock on such date (the "United Shares"). United's board designee rights will terminate at such time as United's equity ownership in the Company falls below five percent (5%) of the Company's issued and outstanding stock.

United was also granted pre-emptive rights relating to the issuance of any equity securities by the Company and certain registration rights, set forth in a definitive registration rights agreement with United, granting United customary demand registration rights in respect of publicly registered offerings of the Company, subject to usual and customary exceptions and limitations. See also Note 18 for a discussion regarding the amendment to the Company's bylaws as it relates to the Amended and Restated United CPA.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement. During August of 2022, we committed to a formal plan to sell 18 of our CRJ-700 aircraft and terminated the leases on the 18 CRJ-700 aircraft, which have all subsequently been sold.

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

DHL Flight Services Agreement

On December 20, 2019, we entered into a FSA with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four Boeing 737 aircraft to provide cargo air transportation services as of September 30, 2023. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two Boeing 737-400F aircraft and one 737-800F and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us. A third Boeing 737-400F aircraft is leased to us under an operating lease by a third party.

The DHL FSA expires five years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

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

Competition

We consider our primary competition to be U.S. regional airlines that currently hold or compete for CPAs for passenger services with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Commuetair, Inc. ("Commuteair"); Endeavor Air, Inc. (owned by Delta) ("Endeavor"); Envoy Air, Inc. ("Envoy"), PSA Airlines, Inc. ("PSA") and Piedmont Airlines, Inc. ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.) ("Horizon"); SkyWest Inc., parent of SkyWest Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

Major airlines typically offer CPAs to regional airlines on the basis of the following criteria: availability of labor resources; proposed contract economic terms; reliable and on-time flight operations; corporate financial resources including ability to procure and finance aircraft; customer service levels; and other factors.

Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our reliance on a CPA with revenue-guarantee provisions, but the renewal and continued profitability of our partnership with United is not guaranteed.

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

Aircraft Fuel

Our CPA and FSA provide that our major partners source, procure, and directly pay third-party vendors for all fuel used in the performance of those agreements. Accordingly, we do not recognize fuel expenses or revenues for flying under our CPA and FSA and we face very limited exposure to fuel price fluctuations.

Insurance

We maintain insurance policies that we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties, and our major partners under the terms of our CPA and FSA. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors' and officers' liability; advertiser and media liability; cyber risk liability; fiduciary; workers' compensation and employer's liability; and war risk (terrorism). Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.

Human Capital Management

As of September 30, 2023, we employed approximately 2,303 employees, consisting of 807 pilots or pilot recruits, 647 flight attendants, 32 flight dispatchers, 483 maintenance employees and 334 employees in administrative or other roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants, and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians continue at the rate that has occurred over the recent past and/or, sharply increase, the result will be significantly higher training costs than otherwise would be necessary, as well as a shortage in the required number of applicable personnel, and we may need to request a reduced flight schedule with our major partners, which may result in operational performance penalties under our CPA or FSA. We cannot assure that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees.

As of September 30, 2023, approximately 63.1% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Amendable As of
Pilots	807	Air Line Pilots Association	10/17/2022
Flight Attendants	647	Association of Flight Attendants	8/30/2022
Dispatchers	32
Maintenance Department	483
Administrative	334

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

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Parts Storage	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
Cargo Building	Dulles, Washington	Leased	1,475
Warehouse	Tucson, Arizona	Leased	13,276
Warehouse, Office	Erlanger, Kentucky	Leased	7,070

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

The U.S. government has negotiated "open skies" agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a bilateral air transport agreement which the DOT has determined has all of the attributes of an "open skies" agreement. Our flights to Canada, and Cuba are governed by bilateral air transport agreements between the United States and such countries. Changes in U.S., Mexican, Canadian or Cuban aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. There is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing "open skies" agreements or volatility in U.S., Mexican, Canadian, or Cuban aviation polices because United controls route selection and scheduling under our CPA.

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

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, air carriers, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, customer complaints, and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, CPA disclosure and undisclosed display bias, and is reviewing new guidelines to address the transparency of airline non-ticket fees and refunding baggage fees for delayed checked baggage. The DOT also has authority to review certain joint venture agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

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

Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

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
▪
If United experiences events that negatively impact its financial strength or operations, our operations may be negatively impacted.
▪
We have a significant amount of debt and other contractual obligations, certain of which are subject to financial and other covenants.
▪
The potential impact of the deployment of 5G wireless telecommunications system to interfere with aviation equipment
▪
The loss of key personnel or the inability to attract additional qualified personnel could adversely affect our business.
▪
If the supply of pilots and mechanics to the airline industry remains constrained and pilot attrition continues to exceed historical levels, our results of operations and financial condition would be negatively impacted.
▪
Mechanic attrition and difficulty recruiting and retaining qualified maintenance technicians may negatively affect our operations and financial condition.
▪
Increases in our labor costs may adversely affect our business, results of operations, and financial condition.
▪
United may expand its direct operation of regional jets or seek other independent airlines to service their regional aircraft needs.
▪
We may be limited from expanding our flying within United's flight system.
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
▪
If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be restricted and negatively impacted.
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

We derive substantially all of our operating revenue from our CPA with United and previously with American. American accounted for approximately 23% and 45% of our total revenue for our fiscal years ended September 30, 2023 and 2022, respectively. United accounted for approximately 73% and 48% of our revenue for our fiscal years ended September 30, 2023 and 2022, respectively. Our American CPA terminated and we ceased operating aircraft on behalf of American effective April 4, 2023. A termination of our United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. See “Item 1. Business” for additional information on our CPAs with American and United.

If our United CPA is terminated or not renewed, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. United is not under any obligation to renew its CPA with us. A termination or expiration of this agreement would have a material adverse effect on our financial condition, cash flows, ability to satisfy debt and lease obligations, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other airline partners, or, alternatively, obtain the airport facilities, gates, ticketing and ground services and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute CPAs, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independently from our major partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us when needed.

Reduced utilization levels of our aircraft under our United CPA would have a material adverse impact our results of operations and financial condition.

Historically, our major partners have utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under the applicable CPA agreements. As previously reported, we operated at significantly lower block hours during fiscal 2020 and fiscal 2021 due to the COVID pandemic.

Notwithstanding the increase in demand for air travel during the second half of fiscal 2021 and thereafter, in recent periods our high level of pilot attrition and pilot training output limitations has resulted in a reduction of our block hours flown. If we continue to experience pilot attrition above historic levels, we may experience further reductions in the block hours flown under our United CPA, and we may not be able to maintain operating efficiencies previously obtained, each of which would negatively impact our operating results and financial condition. In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023, and attrition levels have dropped to a pre-COVID level. However, there can be no assurance that we will be able to adequately address the pilot attrition issues or that our major partners will increase the utilization of our aircraft to historical levels in future periods if we do experience an improvement in pilot attrition. If pilot attrition persists, we may experience additional declines in utilization levels, which would in turn have a material adverse impact on our financial condition and results of operations.

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

Continued challenges with hiring, training, and retaining replacement pilots may lead to reduced utilization levels of our aircraft and additional penalties under our CPA and our operations and financial results could be materially and adversely impacted. Additionally, United may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by United. Reduced utilization levels of our aircraft or other changes to our schedules under our CPA would adversely impact our operating results and financial condition.

If United experiences events that negatively impact its financial strength or operations, our operations also may be negatively impacted.

We may be directly affected by the financial and operating strength of United. Any events, such as new pandemics, that negatively impact the financial strength of United or have a long-term effect on the use of United by airline travelers would likely have a material adverse effect on our business, financial condition, and results of operations. In the event of a decrease in United's financial or operational strength, United may seek to reduce, or be unable to make, the payments due to us under the United CPA. In addition, in some cases, they may reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, United is not required to schedule any specified level of flight operations for our aircraft. If United becomes bankrupt, our agreement with them may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition, and results of operations. In addition, any negative events that impact other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition, and results of operations.

We have a significant amount of debt and other contractual obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is a capital-intensive business and, as a result, we are highly leveraged. As of September 30, 2023, we had approximately $538.3 million in total long-term principal balance (including current portion of $163.6 million, of which $57.7 million pertain to finance lease obligations) and $20.1 million available for borrowing under our United Revolving Credit Facility. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. During our fiscal years ended September 30, 2023, 2022, and 2021, our principal debt service payments totaled $203.0 million, $114.9 million, and $271.0 million, respectively.

We also have significant long-term lease obligations, primarily relating to our aircraft fleet, office space, and other facilities. As of September 30, 2023, we had one aircraft under operating leases (excluding aircraft leased at nominal amounts from United and DHL) in addition to other leases of facilities and equipment, with an average remaining term of 6.1 years. As of September 30, 2023, future minimum lease payments due under all long-term operating leases were approximately $15.2 million and future debt service obligations were $619.5 million, including finance lease obligations and interest payments.

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

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions, have been sufficient to meet its obligations and commitments to date, the material uncertainties arising from the impact of the pilot shortage and attrition and ongoing transition of American operations to United earlier this year raised substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, or selling the aircraft held for sale and our equity investments.

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

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments, or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume, or suffer to exist any liens. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding the Company's liquidity and capital resources as of September 30, 2023.

The deployment of 5G communications systems by telecommunication service providers could interfere with aviation equipment, potentially creating a material adverse effect on our business, results of operations, and financial condition.

On January 17, 2022, certain major airlines warned the United States federal government of potential adverse impacts of deploying new 5G communications systems including interfering with airplane operational and safety equipment. This could result in the cancellation of flights, diminishing safety measures, and damage to equipment. Any of these consequences could result in an adverse effect on our results of operations. The DOT and FAA have required that all United States carriers install radio altimeters that are tolerant to 5G systems by February 2024. It is uncertain whether the DOT or FAA will impose additional restrictions that could have an adverse effect on our operations.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities and leases, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders and lessors may accelerate the payment of such obligations.

Under our (i) credit and guaranty agreement with United (the "United Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility, (ii) credit agreement with EDC, we are required to comply with a minimum fixed charge coverage ratio at the end of each fiscal quarter during the term of such credit facility, (iii) aircraft lease facility ("RASPRO Lease Facility") with RASPRO we are required to comply with minimum current ratio and debt ratio covenants and a minimum available cash covenant until all amounts outstanding thereunder have been paid in full, and (iv) loan and guarantee agreement with the U.S. Department of the Treasury (the "UST Loan"), we are required to comply with a minimum collateral coverage ratio, measured monthly during the term of such credit facility, and a minimum liquidity level, measured at the close of any business day during the term of such credit facility.

Failure to comply with the terms of these credit facilities and financing arrangements and the ongoing financial and other covenants thereunder would result in an event of default (as defined in the applicable credit facility and financing agreement) and, to the extent the applicable lenders so elect, an acceleration of our existing indebtedness following the expiration of any applicable cure periods, causing such debt to be immediately due and payable. Acceleration of such indebtedness would also trigger cross-default clauses under our other indebtedness. It could also result in the termination of all commitments to extend further credit under the United Revolving Credit Facility. We currently do not have sufficient liquidity to repay all of our outstanding debt in full if such debt were accelerated. If we are unable to pay our debts as they come due, or obtain waivers for such payments, our secured lenders could foreclose on any assets securing such debt. These events could materially adversely affect our business, results of operations and financial condition.

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

In prior periods, the FAA Qualification Standards (and associated regulations) related to pilot qualification and flight training standards discussed in “Item 1. Government Regulation” dramatically reduced the supply of qualified pilot candidates and negatively impacted our ability to hire pilots at a rate sufficient to support required utilization levels under our CPAs, resulting in certain cases issuing credits to United, temporarily removing aircraft from service under a CPA, or performance penalties.

More recently, our operations have continued to be negatively impacted by the severity of the pilot shortages that have plagued the airline industry as whole, and by the associated elevated pilot attrition that we believe has disproportionately impacted regional airlines, including us. Our pilots continue to be recruited by other carriers, primarily the major carriers and heavy equipment cargo operators, which generally offer higher salaries and more extensive benefit programs. The magnitude of this attrition in fiscal 2023 created significant backlogs in training, further exacerbating an already challenging environment. These events have had, and continue to have, a negative impact on pilot scheduling, work hours, and the number of pilots required to support our operations.

There has been significant press coverage during fiscal 2023 regarding the issues stemming from the pilot shortages (namely flight cancellations and delays by the major carriers), with no airline being immune to the issues created by the pilot shortage or the associated negative press. We have taken important steps to further attract, hire and retain qualified pilots, including the implementation of significant pilot wage and bonus increases, pilot retention initiatives, increases in training capacity, and other cost efficiency initiatives. Since implementing these measures, attrition rates have returned to pre-covid levels, and we have been able to hire qualified pilots at a rate sufficient to fill available classroom training spaces. No assurance can be given that the measures we have taken or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023, and attrition levels have dropped to a pre-COVID level.

In addition to the foregoing, our pilot premium wage and bonus initiatives have substantially increased our labor costs and continue to negatively impact our operations and financial condition. Other regional air carriers have implemented similar measures, which has only served to increase the competition for qualified pilots and the costs associated with hiring pilots. As part of our Amended and Restated United CPA, United has increased rates to cover our pilot pay increases instituted in September 2022. As such, these increased costs have not materially and adversely impact our financial condition and results of operations.

If the high levels of pilot attrition return and we are unable to attract, hire and retain pilots at a rate sufficient to support required utilization levels under our CPA, we may be required to issue credits or provide offsets to United, as we have done in the past, and to reduced flight schedules with United, which has resulted in and may continue to result in monetary performance penalties under our CPA, as well as give rise to the ability of United in certain circumstances to elect to remove aircraft from the scope of our CPA. Should any of these events arise in the future, they could have a material and adverse impact on our financial condition and results of operations.

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

As a result of the FAA Qualification Standards, the supply of qualified pilots has been dramatically reduced. This shortage of pilots has driven up our pilot salaries and sign-on bonuses and resulted in a material increase in our labor costs. A continued shortage of pilots could require us to further increase our labor costs, which could result in a material reduction in our earnings.

United may expand its direct operation of regional jets or seek other independent airlines to service their regional aircraft needs, thus limiting the expansion of our relationships with them.

We depend on United electing to contract with us instead of operating their own regional jets or operating their own "captive" regional airlines through wholly owned subsidiaries. Currently, the captive regional airlines include Endeavor (owned by Delta), Envoy (owned by American), PSA (owned by American), Piedmont (owned by American), and Horizon (owned by Alaska). These major airlines possess the financial and other resources to acquire and operate their own regional jets, create, or grow their own captive regional airlines, or acquire other regional air carriers instead of entering into contracts with us. We have no guarantee that in the future United will choose to enter into contracts with us, or renew their existing agreements with us, instead of operating their own regional jets, allocating flying to their captive regional airlines, or entering into relationships with competing regional airlines. A decision by United to phase out or limit our CPA or to enter into similar agreements with our competitors would have a material adverse effect on our business, financial condition, or results of operations.

We may be limited from expanding our flying within United flight systems and there are constraints on our ability to provide services to airlines other than United.

Additional growth opportunities within United's flight system are limited by various factors, including a limited number of independent regional aircraft that United can operate in its regional network due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Except as contemplated by our existing agreement, we cannot be sure that United will contract with us to fly any additional aircraft.

We may not have additional growth opportunities or may agree to modifications to our agreement that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional capacity purchase operations. Even if we are offered growth opportunities by United, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, United may reduce the number of regional jets in its system by not renewing or extending existing flying arrangements with regional operators or transitioning those flying arrangements to their own captive regional carriers. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with United.

Additionally, our CPA limits our ability to provide regional flying services to other airlines in certain major airport hubs of United. These restrictions may make us a less attractive partner to other major airlines whose regional flying needs do not align with our geographical restrictions.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of September 30, 2023, we had approximately $698.0 million of property and equipment and related assets, net of accumulated depreciation, of which $569.9 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. For our fiscal year ended September 30, 2023, we recognized approximately $50.6 million of impairment losses on our owned aircraft and related assets. See Note 8 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our impairment of long-lived assets.

The amounts we receive under our agreements may be less than the corresponding costs we incur.

Under our CPA with United and FSA with DHL, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2023, approximately $77.5 million, or 13.4%, of our operating costs under our agreements were pass-through costs, excluding fuel which is paid directly to suppliers by our major partners. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our agreements, our financial position and operating results will be negatively affected. During our fiscal year ended September 30, 2023, the revenue received under our CPA was not adequate to cover all corresponding costs incurred.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2023, approximately 63.1% of our workforce was represented by labor unions, including the Air Line Pilots Association, International ("ALPA") and the Association of Flight Attendants ("AFA"). In August 2022, we entered into a Letter of Agreement with the ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023, and attrition levels have dropped to a pre-COVID level.

The inability to negotiate acceptable contracts with existing unions or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages, or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. Our labor agreements with the ALPA and AFA are amendable as of September 30, 2023. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these disputes to not be material, but any current or future dispute could become material.

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

Any strike, labor dispute or increased unionization among our employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. For example, if a labor strike were to continue for a specified number of consecutive days or longer, United may have cause to terminate the CPA. As a result, our business, results of operations and financial condition may be materially adversely affected.

We face tail risk in that we have aircraft lease commitments that extend beyond our existing contractual terms on certain aircraft.

We currently have aircraft with leases extending past the term of their corresponding agreement. We may not be successful in extending the flying contract terms on these aircraft with our major partners. In that event, we intend to pursue alternative uses for those aircraft over the remaining portions of their leases including, but not limited to, operating the aircraft with another major airline under a negotiated CPA, subleasing the aircraft to another operator or marketing them for sale. Additionally, we may negotiate an early lease return agreement with an aircraft's lessor. In such event, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, if we are unable to extend a flying contract with an existing major partner but reach an agreement to place an aircraft into service with a different major partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results. Furthermore, we have lease aircraft buyout obligations on certain aircraft due in March 2024 that we may not be able to meet. Our inability to meet such buyout obligations could have a material adverse effect on our business, results of operations, and financial condition.

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

To the extent that we experience disagreements regarding the interpretation of our CPA or FSA, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations, or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor or that we would be able to exercise sufficient leverage in any proceeding relative to our major partner to achieve a favorable outcome. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

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

The average age of our E-175, CRJ-900, Boeing 737 and CRJ-700 type aircraft is approximately 7.9, 18.1, 30.0, and 16.4 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our agreements. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results, and financial condition.

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

As of September 30, 2023, we had aggregate federal and state net operating loss (“NOL”) carryforwards of approximately $562.6 million and $233.5 million, which expire in fiscal years 2027-2038 and 2022-2042, respectively. Approximately $194.2 million of our federal NOL carryforwards are not subject to expiration. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and, if not utilized by fiscal 2023, are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre- change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

We may not be able to successfully implement our growth strategy.

Our growth strategy has historically included, among other things, providing regional flying to other airlines and/or entering into the cargo and express shipping business. We face numerous challenges in implementing this growth strategy in the future, including our ability to:

▪
provide regional flying to other airlines with hub cities that overlap with our existing airline partners; and
▪
enter into relationships with third parties to carry their cargo on terms that are acceptable to us.

Our United CPA limits our ability to provide regional flying services to other airlines in certain major airport hubs of United. These restrictions may make us a less attractive partner to other major airlines whose regional flying needs do not align with our geographical restrictions.

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

The airline industry is highly competitive. We compete primarily with other regional airlines, some of which are owned by or operated by major airlines. In certain instances, our competitors are larger than us and possess significantly greater financial and other resources than we do. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Virgin America Inc. in 2016, American and US Airways in 2013, Southwest Airlines Co. and AirTran Airways in 2011, United and Continental Airlines in 2010 and Delta and Northwest Airlines in 2008. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom we could enter into CPAs.

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

Risks Related to Owning Our Common Stock

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On November 3,2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5450(a)(1), which requires listed companies to maintain a minimum bid price of at least $1.00 per share.

Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until May 1, 2024, in which to regain compliance with the minimum bid price requirement. If we evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1.00 bid price requirement by May 1, 2024, we may be eligible for consideration of a second 180-day compliance period. To qualify for this additional compliance period, the Company would be required to transfer the listing of the common stock to the Nasdaq Capital Market. To qualify, the Company must meet the continued listing requirement for the applicable market value of publicly held shares requirement and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1.00 per share.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet the minimum bid requirement would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

▪
we may be unable to raise equity capital on acceptable terms or at all;
▪
we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
▪
the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
▪
holders may be unable to sell or purchase our securities when they wish to do so;
▪
we may become subject to stockholder litigation;
▪
we may lose the interest of institutional investors in our common stock;
▪
we may lose media and analyst coverage;
▪
our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
▪
we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including: (i) announcements concerning our major partners, competitors, the airline industry, or the economy in general; (ii) strategic actions by us, our major partners, or our competitors, such as acquisitions or restructurings; (iii) media reports and publications about the safety of our aircraft or the types of aircraft we operate; (iv) new regulatory pronouncements and changes in regulatory guidelines; (v) announcements concerning the availability of the types of aircraft we use; (vi) significant volatility in the market price and trading volume of companies in the airline industry; (vii) changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations; (viii) sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and (ix) general market, political and other economic conditions; and (x) in response to the risk factors described in this Annual Report on Form 10-K.

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

As of September 30, 2023, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020. The warrants have a term of five years from the date of issuance and an initial exercise price of $3.98 per share. Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

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

As of September 30, 2023, we had outstanding warrants to purchase 4,899,497 shares of our common stock, all of which were held by the U.S. Treasury. We are currently in compliance with all applicable foreign ownership restrictions.

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

We have not historically paid dividends on shares of our common stock and do not expect to pay dividends on such shares in the foreseeable future. Additionally, our United CPA, certain of our aircraft lease facilities, and our loan with the U.S. Treasury contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements, restrictions contained in current or future leases and financing instruments, business prospects and such other factors as our Board of Directors deems relevant, including restrictions under applicable law. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2023 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of August 10, 2023, we are no longer an "emerging growth company," as defined in the JOBS Act. As such, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and we are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2023.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

None.

ITEM 2. PROPERTIES

Flight Equipment

As of September 30, 2023, our aircraft fleet consisted of the following:

						Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	42	60	70-76	2,100	530	7.9
CRJ-900 Regional Jet	54	—	54	76-79	1,500	530	18.1
CRJ-700 Regional Jet	—	2	2	50-70	1,600	530	16.4
Boeing 737 Cargo Jet	—	4	4		2,600	530	30.0
Total	72	48	120

Several factors impact our fleet size, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is a summary of our fleet by aircraft type. Our actual future fleet size and mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

▪
E-175s – As of September 30, 2023, we operated 54 E-175 aircraft under our United CPA. As part of our Amended and Restated United CPA, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft for four additional three-year increments. In addition, 18 of the E-175 aircraft (owned by us) operating under our United CPA expire between January 2028 and November 2028, subject to United's early termination rights. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the United CPA in its discretion, or remove aircraft from service, by giving us 90 days’ notice.
▪
CRJ-900s – As of September 30, 2023, we operated 26 CRJ-900 aircraft under our United CPA and 28 CRJ-900 aircraft as operational spares. As part of our Amended and Restated United CPA, we may operate up to 38 CRJ-900 aircraft on behalf of United, dependent on the number of E-175 aircraft we are operating.
▪
CRJ-700s – As of September 30, 2023, our fleet included two CRJ-700 aircraft which were leased to a third party.
▪
Boeing 737 Cargo Jets – As of September 30, 2023, we leased one Bowing 737 aircraft from a third party and subleased three Boeing 737 aircraft from DHL under our DHL FSA. The DHL FSA expires five years from the commencement date of the first aircraft placed into service. The first revenue generating flight took place in October 2020.

Facilities

In addition to aircraft, we have office and maintenance facilities to support our operations. Each of our facilities are summarized in the following table:

Type	Location	Ownership	Approximate Square Feet
Corporate Headquarters	Phoenix, Arizona	Leased	33,770
Training Center	Phoenix, Arizona	Leased	23,783
Parts/Stores	Phoenix, Arizona	Leased	12,000
Hangar	Phoenix, Arizona	Leased	22,467
Office, Hangar and Warehouse	El Paso, Texas	Leased	31,292
Parts Storage	Dallas, Texas	Leased	8,143
Hangar	Houston, Texas	Leased	74,524
Hangar	Louisville, Kentucky	Leased	26,762
Hangar	Dulles, Washington	Leased	28,451
Cargo Building	Dulles, Washington	Leased	1,475
Warehouse	Tucson, Arizona	Leased	13,276
Warehouse, Office	Erlanger, Kentucky	Leased	7,070

We believe our facilities are suitable and adequate for our current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on The Nasdaq Global Select Market under the symbol "MESA" since August 10, 2018. Prior to that date, there was no public market for our common stock.

Holders of Record

As of December 26, 2023, there were approximately 84 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

The transfer agent and registrar for our common stock is ComputerShare Trust Company, N.A.

Dividends

We have not declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Additionally, our United CPA, certain of our aircraft lease facilities, and our loan with the U.S. Treasury contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws and financial covenants, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders ("2024 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2023.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on July 31, 2019, and ends on September 30, 2023, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on July 31, 2019. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2023, the Company repurchased a total of 10,443 shares of its common stock for $17 thousand to cover the income tax obligation on vested employee equity awards. The Company repurchased a total of 204,486 shares of its common stock for $0.4 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2023.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 86 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico, as well as cargo services out of Cincinnati/Northern Kentucky International Airport. All of our flights are operated as either United Express or DHL Express flights pursuant to the terms of capacity purchase agreement ("CPA") with United and a flight services agreement ("FSA") with DHL. Prior to the wind-down and termination of our CPA with American Airlines, Inc. ("American") on April 3, 2023, we also operated flights as American Eagle. We have a significant presence in several of United's key domestic hubs including Houston and Washington-Dulles.

Under the United CPA and DHL FSA, we operated or maintained as operational spares a fleet of 120 aircraft with approximately 296 daily departures as of September 30, 2023. During 2022, we committed to a formal plan to sell certain of our CRJ-900 aircraft. We had 11 CRJ-900 aircraft, eight CRJ-700 aircraft, and one CRJ-200 aircraft remaining as held for sale from the fiscal year ended September 30, 2022, and classified 14 CRJ-900 aircraft as assets held for sale during the fiscal year ended September 30, 2023. We completed the sale of seven CRJ-900 aircraft, eight CRJ-700 aircraft, and one CRJ-200 aircraft remaining from fiscal year 2022 during the fiscal year ended September 30, 2023. Additionally, we completed the sale of three CRJ-900 aircraft that were classified as held for sale during the fiscal year ended September 30, 2023, and 15 CRJ-900 aircraft remained as assets held for sale as of September 30, 2023. We also leased two CRJ-700 aircraft to a third party during the fiscal year. We operated 40 CRJ-900 aircraft under our American CPA prior to the wind-down and termination of the CPA on April 3, 2023 and a mix of 20 E-175LL, 60 E-175, and 24 CRJ-900 aircraft under our United CPA. We operate three Boeing 737-400F and one 737-800 aircraft under the DHL FSA. As of September 30, 2023, approximately 95% of our aircraft in scheduled service were operated for United, and 5% were operated for DHL. All our operating revenue in our 2023, 2022, and 2021 fiscal years were derived from operations associated with our American and United CPAs, DHL FSA, and from leases of aircraft to a third party.

Our long-term agreements provide us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying and cargo services on behalf of our major partners. Our CPAs and FSAs also shelter us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPAs, and cargo flight services under our FSA, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of our major partners. United controls route selection, pricing, seat inventories, marketing, and scheduling, and provides us with ground support services, airport landing slots and gate access.

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

"TSA" means the United States Transportation Security Administration.

"Utilization" means the percentage derived from dividing (i) the number of block hours actually flown during a given month under a particular CPA by (ii) the maximum number of block hours that could be flown during such month under the particular CPA.

2023 Financial Highlights

For our fiscal year ended September 30, 2023, we had total operating revenues of $498.1 million, a 6.2% decrease, compared to $531.0 million for our fiscal year ended September 30, 2022. Net loss for our fiscal year ended September 30, 2023 was $120.1 million, or $3.04 per diluted share, compared to net loss of $182.7 million, or $5.06 per diluted share, for our fiscal year ended September 30, 2022.

During our fiscal year ended September 30, 2023, our completed block hours decreased by 82,564, or 30.4%, compared to our fiscal year ended September 30, 2022.

Industry Trends

We believe our operating and business performance is driven by various factors that typically affect regional airlines and their markets, including trends which affect the broader airline and travel industries, though the terms of our CPA and FSA reduce our exposure to fluctuations in certain trends. The following key factors may materially affect our future performance.

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

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023, and attrition levels have dropped to a pre-COVID level.

To further address the diminished supply of qualified pilots, we launched the Mesa Pilot Development Program (“MPD”). As part of this program, on September 22, 2022, we purchased 29 Pipistrel Alpha Trainer 2 aircraft. We purchased an additional 25 Pipistrel Alpha Trainer 2 aircraft during the year ended September 30, 2023. This new fleet is the backbone of the MPD program, with pilots being provided with the opportunity to accumulate up to 1,500 flight hours required to fly a commercial aircraft at Mesa Airlines. Flight costs of $50 per hour, per pilot, will be fully financed by us with zero interest, providing no upfront out-of-pocket expense for flight time while the candidate is accruing the required hours to earn their Airline Transport Pilot (“ATP”) certificate. As part of candidates’ commitment to flying for Mesa Airlines, flight costs will be repaid over three years during the term of their employment.

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

As discussed generally above, we implemented a new pay structure whereby as of September 15, 2022, we offer starting wages of $100 an hour for entry-level first officers, and $150 an hour for first-year captains while captains with 20 years of experience will be paid $215 an hour to remain competitive and attract and retain experienced, qualified pilots.

Economic Conditions, Challenges and Risks

Market Volatility. The airline industry is volatile and affected by economic cycles and trends. Consumer confidence and discretionary spending, spread of a virus, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional airlines. The effect of economic cycles and trends may be somewhat mitigated by our reliance on CPAs. If, however, United experiences a prolonged decline in the number of passengers or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future CPAs, or materially reduce our scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the rates, number of aircraft or utilization under our CPA.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2023, approximately 63.1% of our workforce was represented by the ALPA and AFA. In August 2022, we entered into a three-year Letter of Agreement with ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023, and attrition levels have dropped to a pre-COVID level. In September 2022, we entered into a Letter of Agreement with AFA to extend the term of our agreement by two years. Our extension with AFA provided, among other things, an increase in compensation for our flight attendants. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

Impact of Pilot Shortage. During our twelve months ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the twelve months ended September 30, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $24.1 million and net loss of $120.1 million including a non-cash impairment charge of $54.3 million related to the Company designating 14 CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised substantial doubt about our ability to continue to fund our operations and meet our debt obligations over the next twelve months.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during the year ended September 30, 2023, and through the date of the issuance of the financial statements.

•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. We entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of March 2024, with net cash from these transactions expected to be approximately $(12.1) million.
•
We entered into an agreement to sell 11 CRJ-900 aircraft to a third party. The Company has closed the sale of seven of the aircraft which generated $21.0 million in gross proceeds and approximately $1.5 million in net proceeds after partial debt reduction on the UST Loan. Subsequent to September 30, 2023, we closed the sale of the remaining four CRJ-900 aircraft to the third party for gross proceeds of $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our UST Loan.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on seven CRJ-900 aircraft which began January 2023 through December 2024, providing approximately $14.0 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in principal by December 31, 2023.
•
We entered into an agreement to sell seven surplus CRJ-900 aircraft to American. The Company has closed the sale of three of the aircraft which generated approximately $29.7 million in gross proceeds and approximately $2.4 million in net proceeds after partial debt reduction. Subsequent to September 30, 2023, the Company closed the sale of the remaining four CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and MHIRJ junior note. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.
•
We established and drew upon a new line of credit with United totaling $25.5 million. The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours flown as well as maintaining a 99.3% controllable completion factor ("CCF") over any rolling four-month period from April 2023 through December 2024. As of November 2023, the foregoing milestones have been achieved for such rolling four-month period. As a result, $9 million of the $15 million will be deemed prepaid one business day following the repayment of the Effective Date Bridge Loan discussed elsewhere herein. We consider it likely that we will achieve additional forgiveness in fiscal year 2024. Subsequently, this facility was amended to permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan previously repaid and increased the amount of Revolving Commitments from $30.7 million to $50.7 million. See Note 10 for a discussion of the line of credit and amount drawn as well as discussion on the deemed prepayment.
•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024, which are projected to generate approximately $63.5 million in incremental revenue over the next twelve months.
o
Amended certain notice requirements for removal by United of up to eight CRJ-900 Covered Aircraft (as defined in the United CPA) from the United CPA.
o
Extended United's existing utilization waiver for the Company's operation of E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA) to June 30, 2024.
•
On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension United and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
o
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.
o
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
o
Loan payment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.
•
On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. The gross proceeds of $56.0 million will be used to retire approximately $40.0 million in associated debt and provide additional liquidity to fund operations and current debt obligations as they come due. The transaction is expected to close by the end of March 2024.
•
Subsequent to September 30, 2023, we entered into a purchase agreement with a third party which provides for the sale of 23 engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.
•
In addition to already executed agreements to sell aircraft, the Company is actively seeking arrangements to sell other surplus assets primarily related to the CRJ fleet including aircraft, engines, and spare parts to reduce debt and optimize operations.
•
We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

The Company believes the plans and initiatives outlined above have effectively alleviated the substantial doubt and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months was prepared with significant judgment and estimates of future cash flows based on projections of CPA and FSA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

Competition. The airline industry is highly competitive. We compete principally with other regional airlines. Major airlines typically award CPAs to regional airlines based on the following criteria: ability to fly contracted schedules, availability of labor resources including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages, and the overall image of the regional airline. Our ability to renew our existing agreements and earn additional flying opportunities in the future will depend, in significant part, on our ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, MHI, GE, and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2023, $59.8 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected in our consolidated balance sheet.

The average age of our E-175, CRJ-900, Boeing 737, and CRJ-700 type aircraft is approximately 7.9, 18.1, 30.0, and 16.4 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. In prior periods, we incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our CPA.

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

Aircraft Leasing and Finance Determinations. We have generally funded aircraft acquisitions through a combination of operating leases and debt financing. Our determination to lease or finance the acquisition of aircraft may be influenced by a variety of factors, including the preferences of our major partners, the strength of our balance sheet and credit profile and those of our major partners, the length and terms of the available lease or financing alternatives, the applicable interest rates, and any lease return conditions. When possible, we prefer to finance aircraft through debt rather than operating leases, due to lower operating costs, extended depreciation period, opportunity for aircraft equity, absence of lease return conditions and greater flexibility in renewing the aircraft under our CPA with our major partner after paying off the principal balance.

Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing an aircraft lease with debt financing). The purchase of leased aircraft allows us to lower our operating costs and avoid lease-related use restrictions and return conditions.

As of September 30, 2023, we had 48 aircraft in our fleet under lease, including 42 E-175 aircraft owned by United and leased to us at nominal amounts and three Boeing 737 cargo jets subleased to us by DHL at nominal amounts. The fourth Boeing 737 cargo jet and two CRJ-700 aircraft are leased to us from third parties. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. Our aircraft leases classified as operating leases results in rental payments being charged to expense over the terms of the related leases.

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

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPA and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, and rental revenue for aircraft leased to a third party. Contract revenues we receive from our major partners are paid on a weekly basis and recognized over time consistent with the delivery of service under our agreements.

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

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our CPA and FSA, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our CPAs were directly paid and supplied by our major partners. The fuel and related cost for flying under our DHL FSA were directly paid and supplied by DHL. Accordingly, we do not record an expense or the related revenue for fuel supplied by American and United for flying under our CPAs or DHL under our FSA except fuel costs incurred for controllable ferry flights for American and United.

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

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes expenses related to our CPAs and FSA, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners.

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

While we operate under one CPA and one FSA, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2023 and 2022

We had an operating loss of $84.3 million in our year ended September 30, 2023, compared to an operating loss of $185.0 million in our year ended September 30, 2022. In our year ended September 30, 2023, we had a net loss of $120.1 million compared to a net loss of $182.7 million in our year ended September 30, 2022.

Our operating results for the year ended September 30, 2023 reflect an increase in flight operations expense resulting from the implementation of the new pilot pay scale that began September 15, 2022 and increased pilot training. We also saw decreases in aircraft rent due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases, and depreciation and amortization expense due to the reduced carrying value of our CRJ-900 aircraft assets and aircraft in our fleet being classified as non-depreciable assets held for sale. Additionally, we recorded $54.3 million in impairment charges related associated with designating 14

CRJ-900 aircraft as held for sale as well as our customer relationship intangible asset compared to impairment charges of $171.8 million in impairment charges associated with certain long-lived assets as well as certain of our CRJ aircraft that were classified as held for sale in our year ended September 30, 2022.

Operating Revenues

	Year Ended September 30,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$421,298		$478,482		$(57,184)	(12.0)%
Pass-through and other		76,767		52,519		24,248	46.2%
Total operating revenues		$498,065		$531,001		$(32,936)	(6.2)%

Operating data:
Available seat miles—ASMs (thousands)		4,235,413		6,674,748		(2,439,335)	(36.5)%
Block hours		188,947		271,511		(82,564)	(30.4)%
Revenue passenger miles—RPMs (thousands)		2,705,920		5,549,595		(2,843,675)	(51.2)%
Average stage length (miles)		552		509		43	8.4%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.95	¢	7.18	¢	2.77	38.6%
Passengers		6,310,730		8,083,870		(1,773,140)	(21.9)%

(1)
The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue decreased by $32.9 million, or 6.2%, during our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. Contract revenue decreased by $57.2 million, or 12.0% during our fiscal year September 30, 2023, primarily driven by reduced block hours flown and fewer aircraft under contract compared to our fiscal year ended September 30, 2022, partially offset by an increased United block hour compensation rate for our new pilot pay scale.

Operating Expenses

	Year Ended September 30,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$216,748	$177,038	$39,710	22.4%
Maintenance	199,648	201,930	(2,282)	(1.1)%
Aircraft rent	6,200	36,989	(30,789)	(83.2)%
General and administrative	48,765	43,966	4,799	10.9%
Depreciation and amortization	60,359	81,508	(21,149)	(25.9)%
Asset impairment	54,343	171,824	(117,481)	(68.4)%
(Gain) on sale of assets	(7,162)	(4,723)	(2,439)	51.6%
Other operating expenses	3,510	7,471	(3,961)	(53.0)%
Total operating expenses	$582,411	$716,003	$(133,592)	(18.7)%
Operating data:
Available seat miles—ASMs (thousands)	4,235,413	6,674,748	(2,439,335)	(36.5)%
Block hours	188,947	271,511	(82,564)	(30.4)%
Average stage length (miles)	552	509	43	8.4%
Departures	103,675	137,625	(33,950)	(24.7)%

Flight Operations. Flight operations expense increased by $39.7 million, or 22.4%, to $216.7 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. The increase was primarily driven by the implementation of the new pilot pay scale that began September 15, 2022 and increased pilot training.

Maintenance. Aircraft maintenance expense decreased $2.3 million, or 1.1%, to $199.6 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. This decrease was primarily driven by a lower volume of airframe C-checks, component contracts, rotable and expendable parts, and engine overhauls, partially offset by increases in pass-through engine overhauls and airframe C-checks.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2023 and 2022:

	Year Ended September 30,
	2023	2022	Change
Engine overhaul	$444	$1,924	$(1,480)	(76.9)%
Pass-through engine overhaul	31,911	21,710	10,201	47.0%
C-check	6,451	18,910	(12,459)	(65.9)%
Pass-through C-check	16,926	3,173	13,753	433.4%
Component contracts	20,102	26,223	(6,121)	(23.3)%
Rotable and expendable parts	20,566	26,967	(6,401)	(23.7)%
Other pass-through	16,431	20,358	(3,927)	(19.3)%
Labor and other	86,817	82,665	4,152	5.0%
Total	$199,648	$201,930	$(2,282)	(1.1)%

Aircraft Rent. Aircraft rent expense decreased by $30.8 million, or 83.2%, to $6.2 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. This decrease was due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases.

General and Administrative. General and administrative expense increased by 4.8 million, or 10.9%, to $48.8 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. This increase was primarily due to increased property taxes, legal fees, and pass-through insurance.

Depreciation and Amortization. Depreciation and amortization expense decreased by $21.1 million, or 25.9%, to $60.4 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. The decrease is primarily due to aircraft in our fleet being classified as non-depreciable assets held for sale and the reduced carrying value of our CRJ-900 aircraft assets that were determined to be impaired during the prior fiscal year ended September 30, 2022.

Asset Impairment. Asset impairment expenses were $54.3 million for our year ended September 30, 2023, related to designating 14 CRJ-900 aircraft as held for sale as well as our customer relationship intangible asset compared to $171.8 million for our year ended September 30, 2022 related to certain aircraft which were designated as held for sale as well as impairment charges on our long-lived asset group for our CRJ-900 fleet.

Other Operating Expenses. Other operating expenses decreased by $4.0 million, or 53.0%, to $3.5 million for our fiscal year ended September 30, 2023 compared to our fiscal year ended September 30, 2022. The decrease is primarily due to a decrease in fuel expense.

Other Expense

Other expense decreased by $5.2 million, or 10.4%, to $44.5 million for our fiscal year ended September 30, 2023, compared to our fiscal year ended September 30, 2022. The decrease is primarily a result of a $5.4 million gain on investments in equity securities during our fiscal year ended September 30, 2023 compared to a $13.7 million loss on investments in equity securities during our fiscal year ended September 30, 2022, partially offset by an increase of $12.3 million in interest expense for our fiscal year ended September 30, 2023 compared to our fiscal year ended September 30, 2022.

Income Taxes

In our fiscal year ended September 30, 2023, our effective tax rate was 6.9% compared to 22.2% in our fiscal year ended September 30, 2022. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax benefit of $8.7 million and $52.0 million for the fiscal years ended September 30, 2023 and 2022, respectively.

The income tax provision for our fiscal year ended September 30, 2023 resulted in an effective tax rate of 6.9%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against state net operating losses, expired state attributes, disallowed unrealized losses, and changes in state apportionment and statutory rates.

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

As of September 30, 2023, we had aggregate federal and state net operating loss carryforwards of approximately $562.6 million and $233.5 million, which expire in 2027-2038 and 2023-2043, respectively, with approximately $6.0 million of state net operating loss carryforwards that expired in 2023. Approximately $194.2 million of our federal NOL carryforwards are not subject to expiration.

See Note 13 - "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2022 and 2021

Operating Revenues

	Year Ended September 30,
	2022		2021		Change
Operating revenues ($ in thousands):
Contract		$478,482		$434,518		$43,964	10.1%
Pass-through and other		52,519		69,073		(16,554)	(24.0)%
Total operating revenues		$531,001		$503,591		$27,410	5.4%

Operating data:
Available seat miles—ASMs (thousands)		6,674,748		7,851,798		(1,177,050)	(15.0)%
Block hours		271,511		323,219		(51,708)	(16.0)%
Revenue passenger miles—RPMs (thousands)		5,549,595		5,893,195		(343,600)	(5.8)%
Average stage length (miles)		509		661		(152)	(23.0)%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.18	¢	5.53	¢	1.65	29.8%
Passengers		8,083,870		8,881,431		(797,561)	(9.0)%

(1)
The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue increased by $27.4 million, or 5.4%, during our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. Contract revenue increased by $44.0 million, or 10.1%, primarily due to normalized contractual rates from United and recognition of higher deferred revenue, partially offset by reduced block hours flown and partner utilization penalties compared to the twelve months ended September 30, 2021. The increase in rates compared to the twelve months ended September 30, 2021 is attributable to temporarily reduced rates from United impacting the twelve months ended September 30, 2021 as a result of lower labor costs due to government assistance received during the same period. Our pass-through and other revenue decreased during our fiscal year ended September 30, 2022 by $16.6 million, or 24.0%, primarily due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2022	2021	Change
Operating expenses ($ in thousands):
Flight operations	$177,038	$162,137	$14,901	9.2%
Maintenance	201,930	217,646	(15,716)	(7.2)%
Aircraft rent	36,989	39,345	(2,356)	(6.0)%
General and administrative	43,966	49,855	(5,889)	(11.8)%
Depreciation and amortization	81,508	82,847	(1,339)	(1.6)%
Asset impairment	171,824	—	171,824	100.0%
(Gain) on sale of assets	(4,723)	—	(4,723)	100.0%
Government grant recognition	—	(119,479)	119,479	(100.0)%
Other operating expenses	7,471	8,044	(573)	(7.1)%
Total operating expenses	$716,003	$440,395	$275,608	62.6%
Operating data:
Available seat miles—ASMs (thousands)	6,674,748	7,851,798	(1,177,050)	(15.0)%
Block hours	271,511	323,219	(51,708)	(16.0)%
Average stage length (miles)	509	661	(152)	(23.0)%
Departures	137,625	160,019	(22,394)	(14.0)%

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

Other Operating Expenses. Other operating expenses decreased by $0.6 million, or 7.1%, to $7.5 million for our fiscal year ended September 30, 2022 compared to our fiscal year ended September 30, 2021. The decrease is primarily due to lease termination expense which we incurred on a CRJ-900 aircraft purchased in March 2021 that was previously leased from a third party. The decrease is partially offset by loss associated with derecognition of lease incentive assets when the Company terminated the leases of CRJ-700 aircraft to GoJet during the fiscal year ended September 30, 2022.

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

Other Expense

Other expense increased by $8.9 million, or 21.8%, to $49.7 million for our fiscal year ended September 30, 2022, compared to our fiscal year ended September 30, 2021. The increase is primarily a result of an increase in loss on investments in equity securities of $6.9 million as a result of a reduction in the market price of our investments in common stock and warrants of Archer Aviation, Inc. See Note 8 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our investments in equity securities.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2023	2022	2021
Reconciliation:
Net loss	$(120,116)	$(182,678)	$16,588
Income tax benefit	(8,745)	(51,990)	5,828
Loss before taxes	(128,861)	(234,668)	22,416
Unrealized (gain)/loss on investments, net	(5,408)	13,715	6,816
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)	48,357	170,918	3,558
Adjusted loss before taxes	(85,912)	(50,035)	32,790
Interest expense	49,921	35,289	34,730
Interest income	(146)	(139)	(365)
Depreciation and amortization	60,359	81,508	82,847
Adjusted EBITDA	$24,222	$66,623	$150,002
Aircraft rent	6,200	36,989	39,345
Adjusted EBITDAR	$30,422	$103,612	$189,347

(1) $0.2 million and $4.5 million lease termination expense during the fiscal year ended September 30, 2022 and 2021, respectively.
(2) $(0.4) million and $1.0 million (loss)/gain on debt extinguishment related to repayment of the Company's aircraft debts during the fiscal year ended September 30, 2022 and 2021, respectively.
(3) $109.7 million impairment loss related to our long-lived asset group for our CRJ-900 fleet during the fiscal year ended September 30, 2022.
(4) $3.2 million loss from write off of lease incentive assets during the fiscal year ended September 30, 2022.
(5) $3.7 million and $3.5 million impairment true-up loss on seven and 12 CRJ 900 aircraft Held for Sale during the fiscal year ended September 30, 2023 and 2022, respectively.
(6) $7.2 million and $4.7 million gain on the sale of aircraft, engines, and other assets during the fiscal year ended September 30, 2023 and 2022, respectively.
(7) $46.9 million and $58.6 million impairment loss related to certain of our aircraft which were classified as held for sale during the fiscal year ended September 30, 2023 and 2022, respectively.
(8) $3.7 million impairment loss on intangible asset during the fiscal year ended September 30, 2023.
(9) $1.2 million loss on deferred financing costs related to retirement of debts during the fiscal year ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, the Company has $163.6 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from our plans to sell the remaining 15 CRJ-900 aircraft and other surplus assets, availability under our revolving credit facility with United, and further amending our United CPA. If our plans are not realized, we will be required to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with the U.S Treasury under the CARES Act. The loan agreement provides for a secured term loan facility of up to $200.0 million (the “Treasury Loan” or "UST Loan"). On October 30, 2020, the Company borrowed $43.0 million under the Treasury Loan and on November 13, 2020, the Company borrowed an additional $152.0 million. No additional sums are available for borrowing under the Treasury Loan. The obligations under the

Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, and tooling (collectively, the “Collateral”). All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025 (the “Maturity Date”) and all accrued interest is payable in arrears on the first business day following the 14th day of each March, June, September and December (beginning with December 15, 2020), and on the Maturity Date. For the first 12 months, interest was paid-in-kind by increasing the principal amount of the loan by the amount of such interest due on an interest payment date. The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. The proceeds may be used for general corporate purposes and operating expenses, to the extent permitted by the CARES Act. Voluntary prepayments of loans under the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time. Amounts prepaid may not be reborrowed. Mandatory prepayments of amounts outstanding under the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Treasury Loan.

The Treasury Loan requires the Company, under certain circumstances, including within one business days prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0.

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

The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020. The Company deferred approximately $5.5 million of such taxes, with 50% of the deferred amount repaid on December 31, 2021 and the remaining 50% repaid on December 31, 2022.

We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, proceeds from the sale of aircraft, and cash flows from operations. As of September 30, 2023, we had $32.9 million in unrestricted liquidity. Though our financial and operating results reflect the recovery in air travel demand during the second half of our 2021 fiscal year, we continue to monitor the longer-term impact of the pandemic, including its adverse effect on customer demand for air travel, the general economy, and our major partners. Should the effects of COVID-19, variants thereof or a similar pandemic continue long-term, our capital requirements and sources of capital may be adversely impaired. See “Part II, Item 1A, Risk Factors” for additional discussion.

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

We believe that cash flow from operating activities coupled with existing cash and cash equivalents, existing credit facilities, financing arrangements, and anticipated asset sales, will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, which includes purchases of spare engines, aircraft, inventory, tools, vehicles, equipment and miscellaneous projects for the year ended September 30, 2023 were approximately 7.4% of annual revenues. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $32.9 million. In addition, we had restricted cash of $3.1 million as of September 30, 2023. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2023, we also had $470.6 million in secured indebtedness incurred primarily in connection with our financing of aircraft. Our primary uses of liquidity are capital expenditures, operating lease payments, and debt repayments. As of September 30, 2023, we had $105.8 million of short-term debt, excluding finance leases, and $354.8 million of long-term debt excluding finance leases.

Sources of cash for our fiscal year ended September 30, 2023 were primarily cash flows used in operations of $24.1 million. The negative cash flow from operations was driven by our net loss, an increase in receivables and inventory, and decreases in deferred revenue and accrued expenses.

Debt and Other Obligations

As of September 30, 2023, we had $619.5 million of long-term debt (including principal and projected interest obligations) and finance lease obligations (including current maturities). This amount consists of $346.4 million in notes payable principal payments related to owned aircraft used in continuing operations, $73.1 million in notes payable principal payments related to spare engines and engine kits, $67.6 million in finance lease obligations, $51.1 million in principal outstanding under our working capital line of credit, and an aggregate of $81.3 million in projected interest costs through our fiscal 2027.

As of September 30, 2023, we had variable rate debt representing 56.4% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term operating lease obligations primarily relating to our aircraft fleet, as well as leases of office and hangar space. As of September 30, 2023, we had one aircraft on operating leases (excluding aircraft leased at nominal amount from United and DHL) with remaining lease terms of up to 6.1 years. Future minimum lease payments due under all long-term operating leases were approximately $15.2 million as of September 30, 2023.

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

On June 5, 2020, the Company amended its RASPRO aircraft lease agreement to defer a $4.0 million lease payment otherwise due in June 2020. Per the amended agreement, the Company is required to pay this amount over the period of September 2021 through March 2024. The Company made the accounting election available for COVID-19 related concessions provided by a lessor. This event is not a lease modification and requires no changes to current accounting treatment.

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

On June 1, 2022, Mesa Airlines, as lessee, entered into two agreements for the lease of two CRJ-700 aircraft (the “Aircraft Leases”). Basic rent on this lease is paid monthly and at the end of the lease term. At the end of the lease term, Mesa Airlines will have the option to purchase both aircraft for a total of $1.5 million. The Aircraft Leases are reflected as finance lease obligations of $15.1 million on our consolidated balance sheet as of September 30, 2022.

In December 2022, the Company entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 aircraft at lease termination by a total of $25 million. Under the terms of the new agreement, the Company reclassified these leases as finance leases.

As of September 30, 2023, we had 17 aircraft and one engine on finance leases with remaining lease terms of up to 7.7 years. Future minimum lease payments due under all long-term finance leases were approximately $67.6 million as of September 30, 2023.

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

On September 6, 2023, the Company amended the existing United Credit Facility to (i) permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan (as defined in the United Credit Facility) previously repaid; (ii) increased the amount of Revolving Commitments (as defined in the United Credit Facility) from $30.7 million to $50.7 million, in each case, plus the original principal amount of the Effective Date Bridge Loan and subject to the Borrowing Base (as defined in the United Credit Facility); and (iii) amended the calculation of the Borrowing Base. Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans. Amounts borrowed under the Amended Credit Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines, a pledge of certain of the Company’s bank accounts and a pledge of the Company’s stock in certain aviation companies.

On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension ("Amendment No. 4") and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
•
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.
•
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
•
Loan prepayment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of 10 new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 30, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar 2021. The total purchase commitment related to these 10 engines is approximately $52.2 million. As of September 30, 2023, we have purchased all of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3.

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

Restricted Cash

As of September 30, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to such agreement, $3.1 million and $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2023 and 2022, respectively, which are classified as restricted cash.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2023, 2022, and 2021:

	Year Ended September 30,
	2023	2022	2021
Net cash (used in) provided by operating activities	$(24,091)	$13,362	$132,871
Net cash provided by (used in) investing activities	142,285	1,365	(33,471)
Net cash used in financing activities	(143,147)	(77,569)	(78,374)
Net decrease in cash, cash equivalents and restricted cash	(24,953)	(62,842)	21,026
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$36,072	$61,025	$123,867

Net Cash Flow Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPA and FSA. Our primary uses of cash used in operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our fiscal year ended September 30, 2023, we had cash flow used in operating activities of $24.1 million. We had net loss of $120.1 million adjusted for the following significant non-cash items: asset impairment of $54.3 million, depreciation and amortization of $60.4 million, stock-based compensation expense of $2.3 million, deferred income taxes of $(9.3) million, net unrealized gains on investments in equity securities of $(5.4) million, amortization of deferred credits of $1.5 million, amortization of debt discount and issuance costs and accretion of interest of $6.3 million, loss on extinguishment of debt of $1.5 million, net gain on disposal of assets of $(7.2) million, and $2.2 million in net other operating cash flow adjustments. We had net change of $(10.7) million within other net operating assets and liabilities largely driven by accrued liabilities, accounts payable, deferred revenue, receivables, and operating leases during our fiscal year ended September 30, 2023.

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

During our fiscal year ended September 30, 2023, our net cash flow provided by investing activities was $142.3 million. We invested $15.8 million in spare engines, $2.2 million in aircraft, $13.4 million in inventory, $2.6 million in costs associated with transitioning CRJ-900 aircraft to United operations, and $2.6 million in tools, vehicles, equipment and other miscellaneous projects. Additionally, we received a total of $178.6 million from the sale of aircraft and engines and received a $0.3 million in refunds on equipment and other deposits.

During our fiscal year ended September 30, 2022, our net cash flow provided by investing activities was $1.4 million. We invested $16.7 million in spare engines, $2.2 million in aircraft, $18.4 million in inventory, $4.4 million in tools, vehicles, equipment and other miscellaneous projects. and $7.6 million in net payments on equipment and other deposits. Additionally, we invested a total of $0.2 million in equity securities and received a total of $50.0 million from sale of 10 CRJ-700 aircraft.

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

During our fiscal year ended September 30, 2023, our net cash flow used in financing activities was $143.1 million. We received $60.9 million of proceeds from long-term debt. We made $203.0 million of principal repayments on long-term debt during the period. We incurred $0.9 million of costs related to debt financing and $0.4 million of payments of tax withholding for restricted stock units. We received $0.3 million in proceeds from the issuance of common stock under our ESPP.

During our fiscal year ended September 30, 2022, our net cash flow used in financing activities was $77.6 million. We received $39.8 million of proceeds from borrowings under the Treasury Loan. We made

$114.9 million of principal repayments on long-term debt during the period. We incurred $2.4 million of costs related to debt financing and $0.5 million of payments of tax withholding for restricted stock units. We received $0.4 million in proceeds from the issuance of common stock under our ESPP.

During our fiscal year ended September 30, 2021, our net cash flow used in financing activities was $78.4 million. We received $195.0 million of proceeds from borrowings under the Treasury Loan. We made $271.0 million of principal repayments on long-term debt during the period. We incurred $1.3 million of costs related to debt financing and $1.5 million of payments of tax withholding for restricted stock units. We received $0.5 million in proceeds from the issuance of common stock under our ESPP.

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

In addition to the aircraft we lease from United under our United CPA and from DHL under our DHL FSA, approximately 1% of our aircraft are leased from third parties. Our aircraft operating lease results in rental payments being charged to expense over the term of the related lease. In the event that we or the third party decides to exit the activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as the aircraft is removed from operations for early termination penalties, lease settle up, and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less).

From a lessor perspective, our CPAs identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation in the CPAs is designed to reimburse the Company for certain aircraft ownership costs of these aircraft. We account for the non-lease component of our CPAs under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost-basis approach representing our estimate of the stand-alone selling prices.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and had a term of nine years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the lease agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term. In August 2022, we committed to a formal plan to sell 18 of our CRJ-700 aircraft and terminated the leases on such aircraft, which have all subsequently been sold. In September 2022, we sold 10 CRJ-700 aircraft for $50.0 million. In January 2023, we sold the remaining eight CRJ-700 aircraft for $40.0 million.

Revenue Recognition

The Company recognizes revenue when the service is provided under its CPA and FSA. Under these agreements, the major partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contracts also include reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger liability and hull insurance as well as aircraft property taxes and other flight service expenditures defined in our agreements with our major partners. Additionally, for the E-175 aircraft owned by United, the CPA provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contracts also include incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreements. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major partners.

Under the CPA and FSA, the Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both services occur over the term of the agreement and the performance of maintenance services significantly affects the utility of the in-flight services. The Company's individual flights flown under the CPA and FSA are deemed to be distinct and the flight service promised in the CPA and FSA represents a series of services that is accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

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

A portion of the Company's compensation under its CPAs with United and previously American is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognized $144.7 million, $158.4 million, and $170.2 million of lease revenue for the year ended September 30, 2023, 2022, and 2021, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity of the total service provided.

The Company's CPA and FSA are renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions, as described in Note 1. The CPA and FSA also contain terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The CPA and FSA are amended from time to time to change, add, or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its CPA or FSA, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with the Company's major partners. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled subject to the variable constraint guidance under ASC 606.

The Company's CPA and FSA contain an option that allows its major partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. The Company's major partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its CPAs or FSA. In addition, the Company's major partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance. The deferred revenue balance as of September 30, 2023 of $21.0 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term).

Property and Equipment

The Company’s property and equipment, which primarily consists of aircraft and related flight equipment, had a net book value of $698.0 million as of September 30, 2023. The Company monitors for any indicators of impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Factors which could be indicators of impairment include, but are not limited to: (i) significant adverse changes in the extent or manner in which an asset is being used, including permanently removing a long-lived asset or assets from operations; (ii) significant changes in the estimated useful life of an asset; (iii) significant changes in estimated future cash flows or a history of operating or cash flow losses; (iv) permanent and significant declines in market prices of an asset; and (v) changes to the regulatory environment or business climate. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

We group assets at the CPA and FSA level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of our asset groups, we estimate future cash flows based on projections of capacity purchase or FSA, block hours, maintenance events, labor costs and other relevant factors. The Company’s assumptions about future conditions are important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business and impact of pilot shortage, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group’s carrying amount exceeds its fair value. We estimate fair values of aircraft and related assets using published sources, appraisals, and bids received from third parties as available.

As a result of operating losses and the transition of operations from American to United, we evaluated our fleet for impairment as of September 30, 2023, and determined that future cash flows from the operation of our fleet through the respective remaining useful life exceeded the carrying value of the fleet. As such, no impairment charges were recorded to our fleet.

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

For a listing and discussion of our accounting policies, see Note 2 - "Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of September 30, 2023, we had $303.8 million of variable rate debt including current maturities. A hypothetical 100 basis point change in market interest rates would have increased interest expense by approximately $1.1 million in our fiscal year ended September 30, 2022.

As of September 30, 2023, we had $234.5 million of fixed rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2022.

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

Fuel Price Risk. Unlike other airlines, our CPA and FSA largely shelter us from volatility related to fuel prices, which are directly paid and supplied by our major partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the Company) as of September 30, 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2023.

Phoenix, Arizona

December 29, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the Company) as of September 30, 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated January 26, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter related to Concentration of Revenue and Liquidity

As discussed in Notes 1, 2, 3 and 5 to the financial statements, the Company generates substantially all its revenues and liquidity from United Airlines, Inc. under terms of a capacity purchase agreement and other agreements. The termination or modification of these agreements may have significant adverse effects on the Company’s continuing operations and liquidity.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Forecasted Cash Flows Utilized in Assessment of Going Concern and Impairment of Long-lived Assets

As described in Notes 1 and 2 of the consolidated financial statements, the Company believes that cash on hand, ongoing cashflows from operations, in addition to obtaining equity financing, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, selling the aircraft held for sale and equity investments, is adequate to meet its cash obligations for the next twelve months following the issuance of its financial statements. Accordingly, management has disclosed the factors that give rise to initial concerns regarding the ability of the Company to continue as a going concern, as well as management’s plan and management’s conclusion as to whether the plan is probable of being both implemented and effective in alleviating the conditions giving rise to substantial doubt. The process involves the forecast of cash flows to determine whether the Company will have sufficient cash to continue operations and repay debt as it becomes due.

In addition, to determine whether impairments exist for long-lived assets, including aircraft and other related assets used in operations, among other things, the Company identified the asset groups at the capacity purchase agreement or flight services agreement level (i.e., the lowest level for which there are identifiable cash flows). The Company assesses whether indicators of impairment are present for an asset group and, when applicable, the Company evaluates recoverability of the asset group by comparing the undiscounted future cash flows to the carrying amount of the asset group. The Company estimates future cash flows based on the projections of the capacity purchase agreement or flight services agreement. In the event the asset group is not recoverable, an impairment charge is recorded and the asset group’s carrying amount is reduced to its estimated fair value.

The forecast of undiscounted cashflows prepared to assess going concern and impairment of long-lived assets was prepared with significant judgment and estimates of future cashflows based on projections of capacity purchase agreement block hours, maintenance events, labor costs, and other relevant factors.

We identified management’s evaluation of undiscounted cash flows related to the assessment of going concern and impairment of long-lived assets for the United capacity purchase agreement asset group as a critical audit matter. The undiscounted cash flows represent an estimate that is subject to significant estimation uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments in estimating these cash flows. Auditing the undiscounted cash flows related to going concern and the impairment of long-lived assets involves a high degree of auditor judgment and an increase in audit effort.

Our audit procedures related to testing management’s evaluation of undiscounted cash flows included the following, among others:

•
Evaluated the reasonableness of forecasted revenues and operating expenses, as well as management’s assumptions related to sources and uses of cash. This testing included:


Developing an understanding of management’s plans for financing operations through discussions with management.


Evaluating probability of future asset sales to generate cash inflows through tracing expected future asset sales to binding purchase agreements.


Developing an understanding of management’s expectations for future changes in revenue and expenses through discussions with management, review of budgets, comparison of historical and projected block hours to be provided under capacity purchase agreement, including information obtained from the customer, consideration of pilot attrition and number of current and projected pilots, and consideration of the number of aircraft to provide services under the capacity purchase agreement.


Evaluating the reasonableness of forecasted revenues and expenses to historical results through comparison of historical block hours provided under capacity purchase agreement, and direct and indirect expenses.


Evaluating the completeness of the disclosures related to management’s plans.

•
Evaluated the reasonableness of management’s estimate to remain in compliance with debt covenants, as of the balance sheet date and through a year from issuance.

•
Evaluating the impact of the Company’s debt amendments subsequent to the balance sheet date and the amendments impact on cash flows through a year from issuance.

/s/ RSM US LLP

We have served as the Company's auditor since 2023.

Phoenix, Arizona

January 26, 2024

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,940	$57,683
Restricted cash	3,132	3,342
Receivables, net ($4,016 and $85 from related party)	8,253	3,978
Expendable parts and supplies, net	29,245	26,715
Assets held for sale	57,722	—
Prepaid expenses and other current assets	7,294	6,616
Total current assets	138,586	98,334

Property and equipment, net	698,022	865,254
Intangible assets, net	—	3,842
Lease and equipment deposits	1,630	6,085
Operating lease right-of-use assets	9,709	43,090
Deferred heavy maintenance, net	7,974	9,707
Assets held for sale	12,000	73,000
Other assets	30,546	16,290
Total assets	$898,467	$1,115,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($20,500 and $0 from related party)	$163,550	$97,218
Current portion of deferred revenue	4,880	385
Current maturities of operating leases	3,510	17,233
Accounts payable	58,957	59,386
Accrued compensation	10,008	11,255
Other accrued expenses	27,001	29,000
Total current liabilities	267,906	214,477
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($30,630 and $0 from related party)	364,728	502,517
Noncurrent operating lease liabilities	8,077	16,732
Deferred credits ($4,617 and $2,193 from related party)	4,617	3,082
Deferred income taxes	8,414	17,719
Deferred revenue, net of current portion	16,167	23,682
Other noncurrent liabilities	28,522	29,219
Total noncurrent liabilities	430,525	592,951
Total liabilities	698,431	807,428
Commitments and contingencies (Note 17)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 40,940,326 (2023) and 36,376,897 (2022) shares issued and outstanding, 4,899,497 (2023) and 4,899,497 (2022) warrants issued and outstanding	271,155	259,177
(Accumulated deficit)/Retained Earnings	(71,119)	48,997
Total stockholders' equity	200,036	308,174
Total liabilities and stockholders' equity	$898,467	$1,115,602

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands)

	Year Ended September 30,
	2023	2022	2021
Operating revenues:
Contract revenue (2023—$294,129, 2022—$207,003, and 2021—$198,212 from related party)	$421,298	$478,482	$434,518
Pass-through and other revenue	76,767	52,519	69,073
Total operating revenues	498,065	531,001	503,591
Operating expenses:
Flight operations	216,748	177,038	162,137
Maintenance	199,648	201,930	217,646
Aircraft rent	6,200	36,989	39,345
General and administrative	48,765	43,966	49,855
Depreciation and amortization	60,359	81,508	82,847
Lease termination	—	233	4,508
Asset impairment	54,343	171,824	—
(Gain) on sale of assets	(7,162)	(4,723)	—
Other operating expenses	3,510	7,238	3,536
Government grant recognition	—	—	(119,479)
Total operating expenses	582,411	716,003	440,395
Operating (loss)/income	(84,346)	(185,002)	63,196
Other income (expense), net:
Interest expense	(49,921)	(35,289)	(34,730)
Interest income	146	139	365
Unrealized gain/(loss) on investments, net	5,408	(13,715)	(6,816)
Other (expense)/income, net	(148)	(801)	401
Total other expense, net	(44,515)	(49,666)	(40,780)
(Loss)/income before taxes	(128,861)	(234,668)	22,416
Income tax (benefit)/expense	(8,745)	(51,990)	5,828
Net (loss)/income and comprehensive (loss)/income	$(120,116)	$(182,678)	$16,588
Net loss per share attributable to common shareholders
Basic	$(3.04)	$(5.06)	$0.46
Diluted	$(3.04)	$(5.06)	$0.43
Weighted-average common shares outstanding
Basic	39,465	36,133	35,713
Diluted	39,465	36,133	38,843

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings/(Accumulated Deficit)	Total
Balance at September 30, 2020	35,526,918	—	$242,772	$215,087	$457,859

Stock compensation expense	—	—	3,126	—	3,126
Payment of tax withholding for RSUs	(155,174)	—	(1,486)	—	(1,486)
Issuance of warrants, net of issuance costs		4,899,497	11,489	—	11,489
Restricted shares issued	492,465	—	—	—	—
Employee share purchases	94,550	—	471	—	471
Net income	—	—	—	16,588	16,588
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	2,761	—	2,761
Payment of tax withholding for RSUs	(147,108)	—	(455)	—	(455)
Restricted shares issued	455,303	—	100	—	100
Employee share purchases	109,943	—	399	—	399
Net loss	—	—	—	(182,678)	(182,678)
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	2,275	—	2,275
Payment of tax withholding for RSUs	(204,486)	—	(363)	—	(363)
Restricted shares issued	585,401	—	—	—	—
United Stock Issuance	4,042,061	—	9,782	—	9,782
Employee share purchases	140,453	—	284	—	284
Net loss	—	—	—	(120,116)	(120,116)
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net (Loss)/Income	$(120,116)	$(182,678)	$16,588
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	60,359	81,508	82,847
Stock compensation expense	2,275	2,761	3,126
Unrealized (gain)/loss on investments, net	(5,408)	13,715	6,816
Deferred income taxes	(9,304)	(52,221)	5,665
Amortization of deferred credits	1,535	(852)	(2,357)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	6,324	9,681	11,379
Asset impairment	54,343	171,824	—
(Gain)/Loss on sale of assets	(7,162)	(4,723)	78
Loss/(Gain) on extinguishment of debt	1,505	397	(950)
Other	2,236	867	4,888
Changes in assets and liabilities:
Receivables	(4,275)	(811)	10,545
Expendable parts and supplies	(2,530)	(2,882)	(1,865)
Prepaid expenses and other operating assets and liabilities	(769)	(679)	(56)
Accounts payable	496	(2,772)	7,861
Deferred heavy maintenance, net	(1,382)	(8,066)	(3,857)
Deferred revenue	(3,020)	(10,432)	10,742
Accrued expenses and other liabilities	(3,938)	(3,175)	(8,911)
Operating lease right-of-use assets and liabilities	4,740	1,900	(9,668)
Net cash (used in) provided by operating activities	(24,091)	13,362	132,871

Cash flows from investing activities:
Capital expenditures	(36,641)	(40,814)	(17,149)
Investments in equity securities	—	(200)	(10,000)
Proceeds from sale of aircraft and engines	178,644	50,000	—
Refund (payment) of equipment and other deposits	282	(7,621)	(6,322)
Net cash provided by (used in) investing activities	142,285	1,365	(33,471)

Cash flows from financing activities:
Proceeds from long-term debt	60,878	39,811	195,000
Principal payments on long-term debt and finance leases	(203,029)	(114,910)	(271,033)
Payments of debt and warrant issuance costs	(917)	(2,414)	(1,326)
Proceeds from issuance of common stock under ESPP	284	399	471
Payment of tax withholding for RSUs	(363)	(455)	(1,486)
Net cash used in financing activities	(143,147)	(77,569)	(78,374)

Net change in cash, cash equivalents and restricted cash	(24,953)	(62,842)	21,026
Cash, cash equivalents and restricted cash at beginning of period	61,025	123,867	102,841
Cash, cash equivalents and restricted cash at end of period	$36,072	$61,025	$123,867

Supplemental cash flow information
Cash paid for interest	$38,410	$24,895	$32,767
Cash paid for income taxes, net	$419	$487	$404
Operating lease payments in operating cash flows	$9,476	$36,262	$47,612
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$2,919	$6,286	$4,309
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$65,481	$—	$—
Acquisition of finance leases	$—	$15,122	$15,122
Investments in warrants to purchase common stock	$—	$3,260	$21,964
Accrued capital expenditures	$196	$1,121	$439
Debt issuance cost related to loan agreement with U.S. Department of the Treasury	$—	$—	$(1,887)

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.
Organization and Operations

The Company

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 86 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. Under the United CPA and DHL FSA, Mesa operated or maintained as operational spares a fleet of 120 aircraft with approximately 296 daily departures and 2,303 employees as of September 30, 2023. Mesa’s fleet were conducted under the Company’s Capacity Purchase Agreements (“CPAs”) and Flight Services Agreement (“FSA”), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United Airlines, Inc. (“United”) and FSA with DHL Network Operations (USA), Inc. (“DHL”) (each, our “major partner”). Prior to the wind-down and termination of the Company's CPA with American Airlines, Inc. ("American") on April 3, 2023, Mesa also operated flights as American Eagle. All of the Company’s consolidated contract revenues for the twelve months ended September 30, 2023 and September 30, 2022 were derived from operations associated with the American CPA prior to April 3, 2023, the United CPA, FSA, and leases of aircraft to a third party.

The United CPA involves a revenue-guarantee arrangement whereby United pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we receive a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees are paid directly by DHL.

Impact of Pilot Shortage and Attrition

During our fiscal year ended September 30, 2023, the severity of the pilot shortage and attrition and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. These conditions and events raised substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate to backfill the thousands of pilots whom they offered early retirements to at the beginning of the pandemic. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major US passenger and cargo carriers are the US regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay of nearly 118% for captains and 172% for new-hire first officers.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues and incurred penalties for operational shortfalls under our CPAs. During the twelve months ended September 30, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $24.1 million and net loss of $120.1 million including a non-cash impairment charge of $54.3 million related to the Company designating 14 CRJ-900 aircraft as held for sale and our customer relationship intangible asset. These conditions and events raised substantial doubt about our ability to continue to fund our operations and meet our debt obligations over the next twelve months.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during the year ended September 30, 2023, and through the date of the issuance of the financial statements.

•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. We entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of March 2024, with net cash from these transactions expected to be approximately $(12.1) million.
•
We entered into an agreement to sell 11 CRJ-900 aircraft to a third party. The Company has closed the sale of seven of the aircraft which generated $21.0 million in gross proceeds and approximately $1.5 million in net proceeds after partial debt reduction on the UST Loan. Subsequent to September 30, 2023, we closed the sale of the remaining four CRJ-900 aircraft to the third party for gross proceeds of $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our UST Loan.
•
We entered into an agreement with Export Development Bank of Canada (EDC), reducing debt and interest payments on seven CRJ-900 aircraft which began January 2023 through December 2024, providing approximately $14.0 million of liquidity. Additionally, the junior noteholder, MHIRJ, agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in principal by December 31, 2023.
•
We entered into an agreement to sell seven surplus CRJ-900 aircraft to American. The Company has closed the sale of three of the aircraft which generated approximately $29.7 million in gross proceeds and approximately $2.4 million in net proceeds after partial debt reduction. Subsequent to September 30, 2023, the Company closed the sale of the remaining four CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and MHIRJ junior note. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.
•
We established and drew upon a new line of credit with United totaling $25.5 million. The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours flown as well as maintaining a 99.3% controllable completion factor ("CCF") over any rolling four-month period from April 2023 through December 2024. As of November 2023, the foregoing milestones have been achieved for such rolling four-month period. As a result, $9 million of the $15 million will be deemed prepaid one business day following the repayment of the Effective Date Bridge Loan discussed elsewhere herein. We consider it likely that we will achieve additional forgiveness in fiscal year 2024. Subsequently, this facility was amended to permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan previously repaid and increased the amount of Revolving Commitments from $30.7 million to $50.7 million. See Note 10 for a discussion of the line of credit and amount drawn as well as discussion on the deemed prepayment.
•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024, which are projected to generate approximately $63.5 million in incremental revenue over the next twelve months.
o
Amended certain notice requirements for removal by United of up to eight CRJ-900 Covered Aircraft (as defined in the United CPA) from the United CPA.
o
Extended United's existing utilization waiver for the Company's operation of E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA) to June 30, 2024.

•
On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension United and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
o
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.
o
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
o
Loan prepayment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.
•
On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. The gross proceeds of $56.0 million will be used to retire approximately $40.0 million in associated debt and provide additional liquidity to fund operations and current debt obligations as they come due. The transaction is expected to close by the end of March 2024.
•
Subsequent to September 30, 2023, we entered into a purchase agreement with a third party which provides for the sale of 23 engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.
•
In addition to already executed agreements to sell aircraft, the Company is actively seeking arrangements to sell other surplus assets primarily related to the CRJ fleet including aircraft, engines, and spare parts to reduce debt and optimize operations.
•
We have delayed and/or deferred major spending on aircraft and engine maintenance to match the current and projected level of flight activity.

The Company believes the plans and initiatives outlined above have effectively alleviated the substantial doubt and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months was prepared with significant judgment and estimates of future cash flows based on projections of CPA and FSA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of September 30, 2023, the Company has $163.6 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

Correction of Immaterial Misstatement

Subsequent to the issuance of the Company's 2022 consolidated financial statements, management determined that there was an error regarding the classification of a $4.7 million gain on sale of assets for the year ended September 30, 2022. The gain on sale of assets was previously reported as a non-operating gain when it should have been reported as part of operations. We have now reported the prior year gain on sale of assets as part of operations, consistent with the current period classification. The error had no effect on the Company's previously reported net income, earnings per share, or net cash flows from operating, investing, or financing activities for the year ended September 30, 2022. Management evaluated the error considering both quantitative and qualitative factors and concluded it was immaterial to previously issued financial statements.

Correction of Error (Unaudited)

Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, the Company identified an approximately $30.6 million balance sheet error associated with the classification of debt on the condensed consolidated balance sheet as of June 30, 2023. The error was due to certain covenant requirements that were not met under our Second Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2022, with United. The debt covenants consisted of the 12-month rolling consolidated interest and rental coverage ratio covenants for the quarter ended June 30, 2023. As a result, approximately $30.6 million should have been classified as current portion of long-term debt and finance leases on the condensed consolidated balance sheet as opposed to long-term debt and finance leases, excluding current portion. In addition, the Company incorrectly stated in the going concern disclosures within the footnotes to our financial statements included in the 3rd Quarter 10-Q that, as of June 30, 2023, the Company was in compliance with all of its debt covenants.

Except as discussed above, the error had no impact on the Company's condensed consolidated balance sheet as of June 30, 2023. The error also had no impact on the Company's condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month and nine-month periods ended June 30, 2023. The following table shows the original reported balances and restated balances reflecting the correction.

	June 30, 2023 (Unaudited)
	Reported	Adjustment	Restated
Current liabilities:
Current portion of long-term debt and finance leases	$124,341	$30,630	$154,971
Total current liabilities	222,114	30,630	252,744
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion	$441,941	$(30,630)	$411,311
Total noncurrent liabilities	511,990	(30,630)	481,360
Total liabilities	734,104	—	734,104

American Capacity Purchase Agreement

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

Under the terms of the American Amendment, during the Wind-down Period (i) we continued to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number of flights and block hours flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American agreed not to exercise certain termination or withdrawal rights under the American CPA if we failed to meet certain operational performance targets for the three consecutive month period ending January 31, 2023.

No Material Breach (as defined in the American CPA) occurred that would have required the payment of liquidated damages. Pursuant to the American Amendment, as no material breaches occurred during the wind-down period, American agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA. All CCF targets were met during the Wind-down Period, and there were no penalties associated with that performance metric. The parties executed a written mutual release of all claims and acknowledgment that no Material Breaches occurred.

United Capacity Purchase Agreement

Under the United CPA, we have the ability to fly up to 80 aircraft for United. The aircraft can be a mix of any number of E-175 or CRJ-900 aircraft so long as the number of aircraft operating at any given time does not exceed 80. As of September 30, 2023 we operated 54 E-175 and 26 CRJ-900 aircraft under our Third Amended and Restated CPA with United dated December 27, 2022, which amended and restated the Second Amended and Restated CPA dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. Additionally, United leased 20 E-175LL aircraft to us at nominal amounts during the year ended September 30, 2023. The E-175LL aircraft were removed from the CPA beginning in February 2023, with the last E-175LL aircraft being removed in April 2023.

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

On December 27, 2022, we entered into the Amended and Restated United CPA, which provides, among other things, for the following amended terms:

•
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating. As of September 30, 2023, we operated 24 CRJ-900 aircraft under our Amended and Restated United CPA;
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
•
United’s existing utilization waiver for the Company’s operation of E-175LL Covered Aircraft (as defined in the United CPA) to be extended to December 31, 2023;
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

Additionally, in January 2023, in consideration for entering in the Amended and Restated United CPA and providing the revolving line of credit, discussed in Note 10, the Company (i) granted United the right to designate one individual to the Company's board of directors (the "United Designee"), which occurred effective May 2, 2023 with the appointment of Jonathan Ireland and (ii) issued to United 4,042,061 shares of the Company’s common stock equal to approximately 10% of the Company’s issued and outstanding capital stock on such date (the "United Shares"). United's board designee rights will terminate at such time as United's equity ownership in the Company falls below five percent (5%) of the Company's issued and outstanding stock.

United was also granted pre-emptive rights relating to the issuance of any equity securities by the Company and certain registration rights, set forth in a definitive registration rights agreement with United, granting United customary demand registration rights in respect of publicly registered offerings of the Company, subject to usual and customary exceptions and limitations. See also Note 18 for a discussion regarding the amendment to the Company's bylaws as it relates to the Amended and Restated United CPA.

Pursuant to the United CPA, we agreed to lease our CRJ-700 aircraft to another United Express service provider for a term of nine years. We ceased operating our CRJ-700 fleet in February 2021 in connection with the transfer of those aircraft into a lease agreement. During August of 2022, we committed to a formal plan to sell 18 of our CRJ-700 aircraft and terminated the leases on the 18 CRJ-700 aircraft, which have all subsequently been sold.

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

DHL Flight Services Agreement

On December 20, 2019, we entered into a FSA with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four Boeing 737 aircraft to provide cargo air transportation services as of September 30, 2023. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

Under our DHL FSA, DHL leases two Boeing 737-400F aircraft and one 737-800F and subleases them to us at nominal amounts. DHL reimburses us on a pass-through basis for all costs related to heavy maintenance including C-checks, off-wing engine maintenance and overhauls including life limited parts (“LLPs”), landing gear overhauls and LLPs, thrust reverser overhauls, and APU overhauls and LLPs. Certain items such as fuel, de-icing fluids, landing fees, aircraft ground handling fees, en-route navigation fees, and custom fees are paid directly to suppliers by DHL or otherwise reimbursed if incurred by us. A third Boeing 737-400F aircraft is leased to us under an operating lease by a third party.

The DHL FSA expires five years from the commencement date of the first aircraft placed into service, which was in October 2020. DHL has the option to extend the agreement with respect to one or more aircraft for a period of one year with 90 days’ advance written notice.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company generated a net loss of $120.1 million and cash flow used in operations of $24.1 million for the year ended September 30, 2023. As of September 30, 2023, the Company had a working capital deficit of $129.3 million, an accumulated deficit of $71.1 million, and cash and cash equivalents of $32.9 million.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, or selling the aircraft held for sale and our equity investments.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our CPAs and FSAs.

While we operate under a CPA and a FSA, we do not manage our business based on any performance measure at the individual contract level. As of September 30, 2023, our chief operating decision maker ("CODM") was the Chief Executive Officer. Our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. Our CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.1 million and $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2023 and 2022, respectively, which are classified as restricted cash.

Expendable Parts and Supplies

Expendable parts and supplies are stated at cost, less an allowance for obsolescence. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance for expendable parts account was $4.1 million and $3.8 million as of September 30, 2023 and 2022, respectively.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets at the CPA and FSA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase or FSA, block hours, maintenance events, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. Due to operating losses and the transition of operations from American to United, we evaluated our United fleet as of September 30, 2023, and determined that future cash flows from the operation of our fleet through the respective remaining useful life exceeded the carrying value of the fleet. As such, no impairment charges were recorded to our fleet. The Company recognized impairment charges of zero, 109.7 million, and zero on property and equipment and other long-lived assets for the years ended September 30, 2023, 2022, and 2021 respectively.

Assets Held for Sale

We classify assets as held for sale when (i) our management approves and commits to a formal plan of sale that is probable of being completed within one year; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer has been initiated; (iv) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. If the market value, less costs to sell, is lower than the current carrying value, an impairment loss is recorded on the asset designated as held for sale. The Company recognized impairment charges of $50.6 million, $62.1 million, and zero on assets designated as held for sale for the years ended September 30, 2023, 2022, and 2021, respectively. See Note 7 – “Assets Held for Sale” for further discussion of our assets classified as held for sale as of September 30, 2023

Fair Value Measurements

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

Intangible Assets

Customer relationships are amortized over their estimated useful lives. In accordance with ASC 360, Property, Plant, and Equipment, an intangible asset with a finite life that is being amortized is reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. The Company records an impairment loss if the undiscounted future cash flows are found to be less than the carrying amount of the asset and if the carrying amount of the asset exceeds fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value. The Company recognized an impairment loss of $3.7 million, $1.9 million, and zero on intangible assets for the year ended September 30, 2023, 2022, and 2021 respectively.

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

Revenue Recognition

The Company recognizes revenue when the service is provided under its CPAs and FSAs. Under these agreements, the Company’s major partners generally pay a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of departures and block hours or flight hours flown. The agreements also include reimbursement of certain direct costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger liability and hull insurance as well as aircraft property taxes. Additionally, for the E-175 aircraft owned by United, United reimburses the Company for heavy airframe and engine maintenance, landing gear maintenance, APU maintenance, and component maintenance. The Company also receives compensation under its agreements for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contracts also include incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreements. At the end of each period during the term of an agreement, the Company calculates the incentives or penalties achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance in accordance ASC 606. All revenue recognized under these contracts is presented as the gross amount billed to the major partners. See Note 3 - “Contract Revenue and Pass-through and Other Revenue” for further information.

The Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both the services occur over the term of the agreement and the performance of maintenance services significantly effects the utility of the in-flight services. The Company's individual flights flown under the CPAs and FSAs are deemed to be distinct and the flight service promised in the agreements represents a series of services that should be accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

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

A portion of the Company's compensation under its CPAs with American and United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPAs is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income.

The Company recognized $144.7 million, $158.4 million, and $170.2 million of lease revenue for the year ended September 30, 2023, 2022, and 2021, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity of the total service provided under our CPAs.

The Company's CPAs and FSAs are renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, or withdraw aircraft under their respective agreements, subject to certain conditions as described in Note 1. The agreements also contain terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The agreements are amended from time to time to change, add, or delete terms of the agreements.

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

The Company's agreements contain an option that allows its major partners to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. All of the Company's major partners have exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its CPAs or FSA. In addition, the Company's major partners also provide, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by the Company's major partners at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded as revenue or operating expense for these items.

Contract Liabilities

Contract liabilities consist of deferred credits representing upfront payments received from major partners related to aircraft modifications associated with CPAs and pilot training. The deferred credits are recognized over time depicting the pattern of transfer of the related services over the term of the CPAs.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets, respectively. The Company's total current and non-current deferred credit balances at September 30, 2023 and September 30, 2022 were $5.1 million and $3.9 million, respectively. The Company recognized $1.7 million, $0.9 million, and $2.4 million of the deferred credits within contract revenue in the consolidated statements of operations and comprehensive (loss) income during the year ended September 30, 2023, 2022, and 2021, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration, and flight service personnel training costs. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balance at September 30, 2023 and September 30, 2022 was approximately $8.8 million and zero, respectively. Contract cost amortization was approximately $1.0 million, zero, and $2.0 million for the year ended September 30, 2023, 2022, and 2021, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was approximately $3.1 million, $1.9 million, and $0.4 million for the fiscal year ended September 30, 2023, 2022, and 2021, respectively. At September 30, 2023 and September 30, 2022, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of approximately $8.0 and $9.7 million, respectively. The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred.

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

Engine overhaul expense totaled approximately $32.4 million, $23.6 million, and $31.4 million for the years ended September 30, 2023, 2022, and 2021, respectively, of which approximately $31.9 million, $21.7 million, and $16.8 million, respectively, was pass-through expense. Airframe check expense totaled approximately $23.4 million, $22.1 million, and $51.1 million for the years ended September 30, 2023, 2022, and 2021, respectively, of which approximately $16.9 million, $3.2 million, and $20.5 million, respectively, was pass-through expense.

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

Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use assets and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term, while finance leases result in a front-loaded expense pattern.

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets, including ROU assets, at the CPA or FSA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of CPA or FSA, block hours, maintenance events, labor costs and other relevant factors. As all of our aircraft leases besides one with an insignificant value on our books are leased to us from United or DHL at nominal amounts and not recorded on our books, we did not assess leased aircraft for impairment. The Company recorded impairment losses of zero, $10.5 million, and zero for the years ended September 30, 2023, 2022, and 2021, respectively.

As a lessee, we have elected a short-term lease practical expedient on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to leases with terms of 12 months or less.

Our CPAs identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation under our CPAs are designed to reimburse the Company, as lessor, for certain aircraft ownership costs of these aircraft. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United and DHL under our United CPA and DHL FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than nominal leases with our major partners, approximately 1% of our aircraft are leased from third parties. Our aircraft classified as operating leases results in rental payments being charged to expense over the term of the related leases. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

3.
Contract Revenue and Pass-through and Other Revenue

The Company recognizes contract revenue when the service is provided under its CPA and FSA. Under the CPA and FSA, our major partners generally pay for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion, on-time performance, and other operating metrics. The Company’s performance obligation is met when each flight is completed, and revenue is recognized and reflected in contract revenue.

The Company recognizes pass-through revenue when the service is provided under its CPA and FSA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability and hull insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased at nominal rates. The Company’s performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

The Company records deferred revenue when cash payments are received or are due from our major partners in advance of the Company’s performance, including amounts that are refundable. The Company recognized approximately $3.0 million of previously deferred revenue, and deferred $10.4 million of revenue during the years ended September 30, 2023 and 2022, respectively, which was billed to and paid by our major partners. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of September 30, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending
September 30,	Total Revenue
2024	$4,880
2025	5,281
2026	4,199
2027	3,835
2028	2,008
Thereafter	844
Total	$21,047

A portion of the Company's compensation under its CPA with United and formerly American is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

The lease revenue associated with the Company's CPAs is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognized approximately $144.7 million, $158.4 million, and $170.2 million of lease revenue for the years ended September 30, 2023, 2022, and 2021, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive (loss) income because the use of the aircraft is not a separate activity from the total service provided under our CPAs.

Historically, the Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft. The lease agreements were accounted for as operating leases and had a term of nine years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet paid fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments were subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments were recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent was deferred and recognized within contract revenue when it was probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

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

5.
Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions. As of September 30, 2023, the Company had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.1 million and $3.3 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2023 and 2022, respectively, which are classified as restricted cash.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. At September 30, 2023, the Company had a CPA with United and a FSA with DHL. Substantially all of the Company's consolidated revenue for the years ended September 30, 2023, 2022, and 2021 and accounts receivable at the end of September 30, 2023 and 2022 was derived from these agreements as well as the CPA with American which was terminated on April 3, 2023. In certain cases, the terms of these agreements are not aligned with the lease obligations on the aircraft performing services under such agreements.

Amounts billed by the Company under these agreements are subject to the Company's interpretation of the applicable agreement and are subject to audit by the Company's major partners. Periodically, the Company's major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, the Company reviews amounts due based on historical collection trends, the financial condition of major partners and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was not material at September 30, 2023 and 2022, respectively. If the Company's ability to collect these receivables and the financial viability of our major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for approximately 23%, 45%, and 45% of the Company's total revenue for the years ended September 30, 2023, 2022, and 2021, respectively. United accounted for approximately 73%, 48%, and 52% of the Company's total revenue for the years ended September 30, 2023, 2022, and 2021, respectively. A termination of the United CPA would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

6.
Intangible Assets

The Company includes its intangible assets of customer relationship in the asset group associated with the CRJ-900 fleet operating under the American CPA and monitors for any indicators of impairment of the asset group. When certain conditions or changes in the economic situation exist, the asset group may be impaired if the carrying amount of the assets is not recoverable and that carrying amount exceeds the asset group’s fair value. Due to the impacts of the pilot shortage and the pilot wage increase, we evaluated all asset groups during the year ended September 30, 2023 and determined that the asset group for the CRJ-900 fleet operating under the American CPA was impaired. As a result, the Company recognized an impairment loss of $3.7 million and $1.9 million on the customer relationship related to the CRJ-900 fleet operating under the American CPA during the year ended September 30, 2023 and 2022, respectively, which was recorded in asset impairment on our consolidated statements of operations and comprehensive (loss) income. The Company did not record any impairment losses related to its intangible assets during the year ended September 30, 2021.

Information about the intangible assets of the Company at September 30, 2023 and 2022, is as follows (in thousands):

	September 30,	September 30,
	2023	2022
Customer relationship	—	$43,800
Accumulated amortization	—	(38,029)
Impairment	—	(1,929)
Net carrying value	$—	$3,842

Total amortization expense recognized was approximately $0.1 million, $1.0 million, and $1.2 million, for the fiscal years ended September 30, 2023, 2022, and 2021, respectively. The Company recognized an impairment loss of $3.7 million on the customer relationship related to the American CPA during the year ended September 30, 2023, which was recorded in asset impairment on our condensed consolidated statements of operations and comprehensive loss. Accordingly, we expect to record amortization expense of zero for fiscal year 2024 and thereafter.

7.
Assets Held for Sale

During the year ended September 30, 2023, management disposed of our remaining CRJ-200 aircraft and our remaining CRJ-700 aircraft besides two which are leased to a third party. Additionally, management continued our plan to sell certain of our CRJ-900 aircraft, and determined that 14 CRJ-900 aircraft met the criteria to be classified as assets held for sale during the year ended September 30, 2023. We have a total of 15 aircraft held for sale as of September 30, 2023, all of which are CRJ-900 aircraft. These aircraft are presented separately in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale, excluding agreed upon purchase offers, are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value.

As of September 30, 2022, the Company had eight CRJ-700 classified as held for sale. During the year ended September 30, 2023, the Company closed the sale of all eight CRJ-700 aircraft for gross proceeds of $40.0 million. Net proceeds from the sale after retirement of debt was $8.0 million.

As of September 30, 2022, the Company had 11 CRJ-900 aircraft and one CRJ-200 aircraft classified as held for sale. During the year ended September 30, 2023, the Company closed the sale of seven of the CRJ-900 aircraft to a third party for gross proceeds of $21.0 million. Net proceeds from the sale after partial debt reduction was $1.5 million. The sale of the remaining four CRJ-900 aircraft is expected to close in January 2023 and generate another $12.0 million in gross proceeds. Additionally, our CRJ-200 aircraft classified as held for sale as of September 30, 2022 was included in this deal. As the aircraft was fully depreciated, there was no loss recorded on the disposal.

During the year ended September 30, 2023, the Company entered into an agreement to sell seven surplus CRJ-900 aircraft to American. As of September 30, 2023, the Company has closed the sale of three of the aircraft which generated approximately $29.7 million in gross proceeds and approximately $2.4 million in net proceeds after partial debt reduction. Subsequent to September 30, 2023, the Company closed the sale of the remaining four CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and MHIRJ junior note.

During the year ended September 30, 2023, the Company closed the sale of seven CRJ-900 aircraft to a third party. The proceeds of $21 million from the sale of the CRJ-900 aircraft were used to pay down the Company's obligations under its UST Loan.

During the year ended September 30, 2023, the Company designated seven of our CRJ-900 aircraft under the agreement with RASPRO Trust as held for sale.

Subsequent to September 30, 2023, we entered into an agreement with a third party to sell 12 surplus engines. The gross proceeds of $56.0 million will be used to retire approximately $40.0 million in associated debt and provide additional liquidity to fund operations and current debt obligations as they come due. The transaction is expected to close by the end of March 2024.

As of September 30, 2023, the Company has 15 CRJ-900 aircraft that are classified as assets held for sale with a net book value of $69.7 million, $57.7 million of which is classified as current assets on our condensed consolidated balance sheet and $12.0 million of which is classified as noncurrent assets on our condensed consolidated balance sheet.

8.
Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheets as of September 30, 2023 and 2022, consisted of the following (in thousands):

	September 30,	September 30,
	2023	2022
Expendable parts and supplies, net:
Expendable parts and supplies	$39,630	$31,913
Less: expendable parts warranty	(6,295)	(1,373)
Less: obsolescence	(4,090)	(3,825)
	$29,245	$26,715
Prepaid expenses and other current assets:
Prepaid aviation insurance	$3,176	$2,618
Prepaid vendors	143	1,310
Prepaid other insurance	1,205	1,268
Lease incentives	1,125	352
Prepaid fuel and other	1,645	1,068
	$7,294	$6,616
Property and equipment, net:
Aircraft and other flight equipment	$1,039,782	$1,260,143
Other equipment	9,421	10,420
Total property and equipment	1,049,203	1,270,563
Less: accumulated depreciation	(351,181)	(405,309)
	$698,022	$865,254
Other assets:
Investments in equity securities	$20,320	$15,178
Lease incentives	954	1,097
Contract asset	8,756	—
Other	516	15
	$30,546	$16,290
Other accrued expenses:
Accrued property taxes	$5,281	$5,866
Accrued interest	3,447	2,882
Accrued vacation	6,763	4,746
Accrued lodging	3,984	3,795
Accrued maintenance	2,117	1,453
Accrued liability on government payroll program	—	2,967
Accrued simulator costs	1,006	1,045
Accrued employee benefits	1,450	1,679
Accrued fleet operating expense	650	1,606
Short term lease incentive liability	97	97
Other	2,206	2,864
	$27,001	$29,000
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	429	1,123
Other	1,818	1,821
	$28,522	$29,219

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

We group assets at the CPA and FSA level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of the asset groups, we estimate future cash flows based on projections of capacity purchase or FSA, block hours, maintenance events, labor costs and other relevant factors.

Due to operating losses and the transition of operations from American to United, the Company assessed whether any impairment of its long-lived assets existed for our United fleet as of September 30, 2023. As future cash flows from the operation of our United fleet through the respective remaining useful life exceeded the carrying value of the fleet, the Company determined that no impairment charges were necessary for the United fleet. The asset group associated with the CRJ-900 fleet includes owned aircraft, leased aircraft, intangible assets of customer relationship, and other relevant long-lived assets. The Company recorded impairment losses of zero, $116.6 million, and zero related to its long-lived assets for the years ended September 30, 2023, 2022, and 2021, respectively.

The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment

Depreciation expense on property and equipment totaled $60.2 million, $80.5 million, and $81.2 million for the years ended September 30, 2023, 2022, and 2021, respectively.

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

Gains/(losses) on our investments in Archer totaled $5.6 million and ($13.7) million during the fiscal years ended September 30, 2023 and 2022, respectively and are reflected in gain/(loss) on investments, net in our consolidated statement of operations.

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The value of the Company's investment in Archer is $11.5 million as of September 30, 2023.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities, in other income (expense), net. The initial investment in preferred stock was measured at cost of $5.0 million. There were no identical or similar transactions during the fiscal year ended September 30, 2023, and as such, no adjustments to the initial cost of the equity investment resulting from observable price changes have been recorded at September 30, 2023.

The fair values of the Company’s investments in Heart are Level 3 within the fair value hierarchy as the values are determined using unobservable inputs in which there is little or no market data, requiring the Company to develop our own assumptions. The value of the Company's investment in Heart is $5.0 million as of September 30, 2023.

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

The fair values of the Company’s investments in the privately-held manufacturer noted above are Level 3 within the fair value hierarchy as the values are determined using unobservable inputs in which there is little or no market data, requiring the Company to develop our own assumptions. The value of the Company's investment is $3.5 million as of September 30, 2023.

Total net gains/(losses) on our investments in equity securities totaled $5.4 million and ($13.7) million during the year ended September 30, 2023 and 2022, respectively, and are reflected in gain/(loss) on investments, net in our consolidated statements of operations and comprehensive (loss) income. As of September 30, 2023, the aggregate carrying amount of our investments in equity securities was $20.3 million, and the carrying amount of our investments without readily determinable fair values was $8.8 million.
9.
Fair Value Measurements

Other than our assets held for sale, asset group associated with the CRJ-900 fleet, and investments in equity securities described in Notes 7 and 8, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2023 and 2022.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2023 and 2022 because of the immediate or short-term maturity of these financial instruments.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2023		September 30, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$538.3	$493.6	$615.3	$541.7

(1)
Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

10.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of September 30, 2023 and 2022, consisted of the following (in thousands):

	September 30,	September 30,
	2023	2022
Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$39,018	$73,850
Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	108,815	131,010
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	90,401	106,865
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics	40,630	15,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	10,500	—
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	67,637	18,038
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	1,075	26,758
Notes payable to financial institution, due in monthly installments, plus interest spread at 5.00% through 2023, secured by flight equipment	—	2,000
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2027, collateralized by the underlying equipment	41,098	36,212
Notes payable to financial institution, quarterly interest based on SOFR plus interest spread at 3.50% through 2027	139,100	204,947
Gross long-term debt, including current maturities	538,274	615,310
Less unamortized debt issuance costs	(5,083)	(8,303)
Less notes payable warrants	(4,913)	(7,272)
Net long-term debt, including current maturities	528,278	599,735
Less current portion, net of unamortized debt issuance costs	(163,550)	(97,218)
Net long-term debt	$364,728	$502,517

Principal maturities of long-term debt as of September 30, 2023, and for each of the next five years are as follows (in thousands):

Periods Ending June 30,	Total Principal
2024	$164,807
2025	57,840
2026	199,234
2027	63,672
2028	36,322
Thereafter	16,399
$538,274

The net book value of collateralized aircraft and equipment as of September 30, 2023 was $660.4 million.

EDC Loan and MHIRJ Junior Note

In June 2015, we entered into seven separate credit agreements with EDC and junior noteholder, MHIRJ, to finance seven CRJ-900 aircraft with a maturity date of June 30, 2027. In November 2022, we entered into a letter amendment with EDC which provided for the deferral of a portion of scheduled principal payments on our existing loan, beginning in January 2023 through December 2024. The total amount originally scheduled to be deferred during the deferral period was approximately $14.0 million. The deferral of the scheduled principal payments was originally scheduled to be repaid on the maturity date of June 30, 2027. Additionally, the junior noteholder, MHIRJ, agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in by December 31, 2023.

On May 31, 2023, we entered into an agreement with American (the "American Purchase Agreement") to sell all seven aircraft under the EDC Loan and MHIRJ Junior note to American and eliminate the remaining associated debt. As of September 30, 2023, the sale of three of the EDC aircraft has closed, and approximately $27.2 million of principal was eliminated with proceeds from the sale. A total of $34.6 million of principal between the senior and junior notes was paid off during fiscal year 2023.

As of September 30, 2023, we have $39.0 million outstanding on the EDC Loan and MHIRJ Junior note. Subsequent to September 30, 2023, we closed the sale of the remaining four CRJ-900 aircraft as part of the American Purchase Agreement, and used a portion of the proceeds to retire the EDC Loan and MHIRJ junior note. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. $22.2 million in principal payments were made during the year, and as of September 30, 2023, Mesa has $108.8 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from January 2023 through December 2024. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. As of September 30, 2023, we have achieved $9.0 million in forgiveness. However, as the bridge loan is still outstanding as of September 30, 2023, the forgiveness is not currently recognizable.

On September 6, 2023, the Company amended the existing United Credit Facility to (i) permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan (as defined in the United Credit Facility) previously repaid; (ii) increased the amount of Revolving Commitments (as defined in the United Credit Facility) from $30.7 million to $50.7 million, in each case, plus the original principal amount of the Effective Date Bridge Loan and subject to the Borrowing Base (as defined in the United Credit Facility); and (iii) amended the calculation of the Borrowing Base. Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans. Amounts borrowed under the Amended Credit Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines, a pledge of certain of the Company’s bank accounts and a pledge of the Company’s stock in certain aviation companies.

On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension ("Amendment No. 4") and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
•
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.

•
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
•
Loan prepayment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.

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

The Treasury Loan requires the Company, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0.

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

As of September 30, 2023, Mesa has $139.1 million outstanding under the Treasury Loan. $65.8 million in principal payments were made during the year.

Spare Engine Financing

In December 2021, we entered into a loan agreement with a financing institution to finance certain purchases of spare engines via a newly formed limited liability company (“LLC”). The loan agreement provides for aggregate borrowings of up to $54.0 million through November 2022. In December 2021, we borrowed an aggregate of $35.3 million under the loan agreement, which matures in December 2027. The borrowed amounts are collateralized by the underlying engines and require monthly principal and interest payments until maturity. Borrowings under the loan agreement bear interest at the monthly LIBOR plus 4.25%. The borrowings are the obligation of the newly formed LLC and are guaranteed by Mesa Airlines, Inc. Subsequent to September 30, 2023, we entered into an agreement with a third party to purchase the 12 spare engines under the loan agreement. The transaction is expected to close by the end of March 2024, and will eliminate all remaining debt under the loan agreement.

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

11.
Earnings Per Share

Calculations of net (loss) income per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2023	2022	2021
Net (loss)/income	$(120,116)	$(182,678)	$16,588
Basic weighted average common shares outstanding	39,465	36,133	35,713
Add: Incremental shares for:
Dilutive effect of warrants	—	—	2,543
Dilutive effect of restricted stock	—	—	587
Diluted weighted average common shares outstanding	39,465	36,133	38,843
Net (loss)/income per common share attributable to Mesa Air Group:
Basic	$(3.04)	$(5.06)	$0.46
Diluted	$(3.04)	$(5.06)	$0.43

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

The following number of weighted-average potentially dilutive shares (in thousands) were excluded from the calculation of diluted net (loss) income per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Year Ended September 30,
	2023	2022	2021
Warrants	—	758
Restricted stock	—	106
	—	864	—

12.
Common Stock

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued warrants to the U.S. Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the common stock on The Nasdaq Stock Market on April 9, 2020. The warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the U.S. Treasury. The exercise price and number of warrant shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants are accounted for within equity at a grant date fair value determined under the Black-Scholes Option Pricing Model. As of September 30, 2023, 4,899,497 warrants were issued and outstanding. Subsequent changes in fair value are not recognized as long as the warrants outstanding continue to be classified in equity.

The Company has not historically paid dividends on shares of its common stock. Additionally, the Treasury Loan and the Company's aircraft lease facility (the "RASPRO" Lease Facility) with RASPRO Trust 2005, a pass-through trust contains restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

13.
Income Taxes

The provision for income taxes consists of the following:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Current
Federal	$—	$—	$(39)
State	560	231	202
	$560	$231	$163
Deferred
Federal	(7,392)	(47,879)	4,494
State	(1,913)	(4,342)	1,171
	$(9,305)	$(52,221)	$5,665
(Benefit) provision for income taxes	$(8,745)	$(51,990)	$5,828

The reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Income tax (benefit) provision at federal statutory rate	$(26,555)	$(49,280)	$4,707
(Reduction) increase in income taxes resulting from:
State taxes, net of federal tax benefit	(2,062)	(3,953)	669
Nondeductible stock compensation expenses	313	251	(241)
Permanent items	225	206	292
Change in valuation allowances	18,201	(22)	(140)
162(m) limitation	285	11	12
Impact of changing rates on deferred tax assets	499	(247)	509
Expired tax attributes	200	964	152
Other	149	80	(132)
Income tax (benefit) provision	$(8,745)	$(51,990)	$5,828

The components of the Company's deferred taxes as of September 30, 2023 and 2022 are as follows:

	Year Ended September 30,
	2023	2022
	(in thousands)
Net operating loss carryforwards	$125,306	$131,897
Deferred credits	1,057	703
Other accrued expenses	1,234	1,769
Prepaids and other	556	1,175
Warrant liabilities	5,748	5,725
State alternative minimum tax	—	1
Other reserves and estimated losses	937	873
Operating lease liabilities	2,991	8,012
Deferred revenue	4,829	5,506
Interest expense carryforward	6,457	—
Gross deferred tax assets	$149,115	$155,661
Less: valuation allowance	(21,102)	(2,901)
Total net deferred tax assets	$128,013	$152,760

Intangible assets	—	(877)
Operating lease right-of-use assets	(2,475)	(2,055)
Property and equipment	(131,805)	(166,586)
Unrealized gain on equity investments	(2,148)	(961)
Total deferred tax liabilities	$(136,427)	$(170,479)
Net deferred tax liabilities	$(8,414)	$(17,719)

The Company has federal and state income tax net operating losses (“NOL”) carryforwards of $562.6 million and $233.5 million, which expire in fiscal years 2027-2038 and 2023-2043, respectively. Approximately $194.2 million of our federal NOL carryforwards are not subject to expiration. These NOL carryovers are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act. The Company also has $29.1 million of interest expense carryovers as a result of 163j limitations as of September 30, 2023.

The Company cannot conclude that it is more likely than not that the benefit from certain federal and state NOL carryforwards will not be realized. In recognition of this uncertainty, the Company has provided a valuation allowance of $21.1 million as of September 30, 2023 and $2.9 million as of September 30, 2022 on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009. Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. The Company completed an update to the analysis of any potential limitation on the use of its net operating losses under Section 382 for the fiscal year ended September 30, 2023. Based on such analysis, the Company does not believe any ownership changes during the review period will further limit its ability to use its current net operating losses to offset future taxable income, if any.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Unrecognized tax benefits — October 1	$4,866	$4,866	$4,866
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in prior period	—	—	—
Unrecognized tax benefits — September 30	$4,866	$4,866	$4,866

The Company’s unrecognized tax benefits of $4.9 million, $4.9 million and $4.9 million as of September 30, 2023, 2022, and 2021, respectively, is included as an offset to the net deferred tax asset balance. If recognized, the balance of the uncertain tax benefits would impact the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carryforwards.

We are subject to taxation in the United States and various states. As of September 30, 2023, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2003.

14.Share-Based Compensation

Restricted Stock

The Company grants restricted stock units ("RSUs") as part of its long-term incentive compensation to employees and non-employee members of the Board of Directors. RSUs generally vest over a period of three to five years for employees and one year for members of the Board of Directors. The restricted common stock underlying RSUs are not deemed issued or outstanding upon grant, and do not carry any voting rights. RSUs are measured based on the fair market value of the underlying common stock on the grant date.

The restricted stock activity for our years ended September 30, 2023, 2022, and 2021 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2020	1,195,548	$5.47
Granted	346,123	$9.53
Vested	(492,465)	$6.89
Forfeited	(43,000)	$4.57
Restricted shares unvested at September 30, 2021	1,006,206	$6.22
Granted	718,959	$3.20
Vested	(455,303)	$6.13
Forfeited	(97,369)	$2.97
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	495,087	$2.43
Vested	(585,755)	$4.58
Forfeited	(344,934)	$4.05
Restricted shares unvested at September 30, 2023	736,891	$3.35

As of September 30, 2023, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. The Company recognizes forfeitures of share-based awards as they occur. Share-based compensation expense for the years ended September 30, 2023, 2022, and 2021 was approximately $2.3 million, $2.8 million, and $3.1 million, respectively. Share-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

The Company repurchased 204,486 shares of its common stock for approximately $0.4 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2023. The Company repurchased 147,108 shares of its common stock for approximately $0.5 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2021, the Company repurchased 155,174 shares of its common stock for approximately $1.5 million to cover the income tax obligation on vested employee equity awards.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2023, eligible employees purchased and the Company issued an aggregate of 444,590 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 140,453 of which were purchased and issued during the current fiscal year.

16.
Leases

At September 30, 2023, the Company leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The operating leases require the Company to pay taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $12.2 million, $43.4 million, and $44.6 million for the year ended September 30, 2023, 2022, and 2021, respectively.

At September 30, 2023, the Company leased 15 aircraft and three spare engines under non-cancelable finance leases. Basic rent on finance leases is paid monthly and at the end of the lease term. At the end of the lease term, the Company has the option to purchase the aircraft and engines for most of the finance leases. These finance leases are reflected as finance lease obligations of $67.6 million on our consolidated balance sheet as of September 30, 2023.

The components of our operating and finance lease costs were as follows (in thousands):

	Year Ended September 30,
	2023	2022
Operating lease costs	$8,517	$37,637
Variable and short-term lease costs	3,691	5,783
Interest expense on finance lease liabilities	4,492	547
Amortization expense of finance lease assets	13,414	2,705
Total lease costs	$30,114	$46,672

As of September 30, 2023, the Company’s operating lease right-of-use assets were $9.7 million, the Company’s current maturities of operating lease liabilities were $3.5 million, and the Company’s noncurrent operating lease liabilities were $8.1 million. As of September 30, 2023, the Company’s current portion of finance lease liabilities were $57.7 million, and the Company’s noncurrent finance lease liabilities were $9.9 million.

The Company’s operating lease payments included in operating cash flows for the year ended September 30, 2023 and 2022 were approximately $9.5 million and $36.3 million, respectively. The Company’s finance lease interest payments included in operating cash flows for the year ended September 30, 2023 and 2022 were $1.2 million and $0.3 million, respectively. The Company’s finance lease principal payments included in financing cash flows for the year ended September 30, 2023 and 2022 were $15.1 million and $2.5 million, respectively.

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets, including ROU assets, at the CPA or FSA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of CPA or FSA, block hours, maintenance events, labor costs and other relevant factors. As all of our aircraft leases besides one with an insignificant value on our books are leased to us from United or DHL at nominal amounts and not recorded on our books, we did not assess leased aircraft for impairment. The Company recorded impairment losses of zero, $10.5 million, and zero for the years ended September 30, 2023, 2022, and 2021, respectively.

The table below presents the weighted average remaining terms and discount rates for our operating and finance leases as of September 30, 2023:

As of September 30, 2023
Finance leases:
Weighted average remaining lease term	2.17
Weighted average discount rate	3.4%
Operating leases:
Weighted average remaining lease term	6.1
Weighted average discount rate	5.6%

The following table summarizes future minimum rental payments, primarily related to leased aircraft, required under operating and finance leases that had initial or remaining non-cancelable lease terms as of September 30, 2023 (in thousands):

Periods Ending September 30,	Operating Leases	Finance Leases
2024	$4,243	$57,704
2025	2,449	1,257
2026	1,520	1,332
2027	1,437	1,411
2028	1,030	1,495
Thereafter	4,161	4,437
Total lease payments	14,840	67,636
Less: imputed interest	(3,253)	—
Amounts recorded in the consolidated balance sheet	$11,587	$67,636

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

In December 2022, the Company entered into an agreement with RASPRO Trust, reducing the buyout price on all 15 aircraft at lease termination by a total of $25 million. Under the terms of the new agreement, the Company reclassified these leases as finance leases.

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

As of September 30, 2023, we believed that the ultimate outcomes of routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

Engine Purchase Commitments

On February 26, 2021, the Company and General Electric Company (“GE”), acting through its GE-Aviation business unit, entered into an Amended and Restated Letter Agreement No. 13-3. The Company agreed to purchase and take delivery of 10 new CF34-8C5 or CF34-8E5 engines with delivery dates starting from July 1, 2021 through November 1, 2022. During the quarter ended March 31, 2021, a $7.0 million non-refundable purchase deposit was made for the first five engines to be delivered in calendar year 2021. The Company has options to purchase an additional 10 similar engines beyond 2022. The total purchase commitment related to these 10 engines is approximately $52.2 million. As of September 30, 2023, we have purchased all of the engines pursuant to the Amended and Restated Letter Agreement No. 13-3.

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

18.
Subsequent Events

United Agreements

On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below

•
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024, which are projected to generate approximately $63.5 million in incremental revenue over the next twelve months.
•
Amended certain notice requirements for removal by United of up to eight CRJ-900 Covered Aircraft (as defined in the United CPA) from the United CPA.
•
Extended United's existing utilization waiver for the Company's operation of E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA) to June 30, 2024.

On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension ("Amendment No. 4") and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated.
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions.
•
The waiver of certain financial covenant defaults with respect to the fiscal quarters ended June 30, 2023, September 30, 2023, and December 31, 2023 and the waiver of projected financial covenant defaults with respect to the fiscal quarter ending March 31, 2024.
•
An increase in the Applicable Margin (as defined in the United credit facility) during a specified period of time for borrowings under the Credit Agreement.
•
Loan prepayment requirements in connection with the sale of four specified aircraft engines and the addition of such engines as collateral for the United credit facility for a specified period of time.

American Purchase Agreement

Subsequent to September 30, 2023, we closed the sale of the four remaining CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and the MHIRJ junior noteholder debt. As part of our letter amendment entered into with MHIRJ in November 2022, approximately $5.0 million in principal was forgiven upon the repayment of $4.2 million in principal before December 31, 2023.

Aircraft Purchase Agreement

Subsequent to September 30, 2023, we closed the sale of the remaining four CRJ-900 aircraft as part of an aircraft purchase agreement to a third party for gross proceeds of $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our UST Loan.

Engine Purchase Agreement

On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. The gross proceeds of $56.0 million will be used to retire approximately $40.0 million in associated debt and provide additional liquidity to fund operations and current debt obligations as they come due. The transaction is expected to close by the end of March 2024.

Engine Purchase Commitment

Subsequent to September 30, 2023, we entered into a purchase agreement with a third party which provides for the sale of 23 engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.

Airframe and Engine Purchase Commitments

We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. Subsequent to September 30, 2023, we entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of March 2024, with net cash from these transactions expected to be approximately $(12.1) million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer “CEO” and Chief Financial Officer “CFO”, we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our CEO and CFO, concluded that, as of September 30, 2023, those controls and procedures were not effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of management, we assessed the effectiveness of our internal control over financial reporting at September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2023 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. If we fail to remediate these material weaknesses, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover additional material weaknesses, these shortcomings could have an adverse effect on our business and financial results.

As of September 30, 2023, we have identified two material weaknesses in internal controls in the areas of (i) information technology general controls ("ITGCs"); and (ii) debt covenant compliance.

The material weakness relating to ITGCs related to ineffective ITGCs in the areas of user access management and program change management – related to our inventory management system, PMI, and our Oracle financial reporting system. We believe that these control deficiencies were a result of (i) insufficient documentation of information technology (“IT”) control processes such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain qualified individuals for each IT system; (ii) insufficient training of IT personnel on the operation and performance of their control responsibilities; and (iii) inadequate risk-assessment processes to identify and assess IT environment changes and risks that could impact internal control over financial reporting. As a result of this material weakness, manual and automated business process controls dependent on the affected ITGCs were ineffective because the controls had the potential to be adversely impacted. Management performed additional analysis and test procedures as deemed necessary to ensure that our financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

The material weakness in our internal controls over the review of debt covenant compliance related to the failure to monitor and review debt compliance covenants. We believe that this control deficiency was a result of (i) inadequate performance of controls surrounding debt covenant compliance and disclosure; (ii) insufficient knowledge of our amended credit agreement; and (iii) insufficient communication with our lender regarding debt covenant compliance and obtaining waivers. This material weakness impacts other transactions that rely on the review of debt covenants including our evaluation of going concern. As a result of this material weakness, there was a factual material misstatement on the consolidated balance sheet and in our going concern disclosure and debt covenant compliance disclosures on Form 10-Q for the period ended June 30, 2023.

Notwithstanding these material weaknesses, management has concluded that our audited consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects with U.S. GAAP for each of the periods presented herein.

Remediation of Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of ITGCs related to access management and program change management; we are in the process of implementing additional IT monitoring controls and strengthening our process documentation over the access management and program change management domains of ITGCs.

In order to remediate the material weakness in internal control over financial reporting related to the review of debt covenant compliance, the Company intends to have additional personnel perform debt covenant calculations and review our disclosure controls and procedures in future periods.

To further remediate these material weaknesses, management, including the CEO and CFO, have reaffirmed, and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also expect to continue to review, optimize and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded, through testing, that this enhanced control is operating effectively.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Mesa Air Group, Inc.'s (the Company) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of September 30, 2023, the related consolidated statements of operations and comprehensive loss , stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated January 26, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Management identified a material weakness relating to ITGCs related to ineffective ITGCs in the areas of user access management and program change management – related to the inventory management system, PMI, and the Oracle financial reporting system. These control deficiencies were a result of (i) insufficient documentation of information technology (“IT”) control processes such that the successful operation of ITGCs was overly dependent upon knowledge and actions of certain qualified individuals for each IT system; (ii) insufficient training of IT personnel on the operation and performance of their control responsibilities; and (iii) inadequate risk-assessment processes to identify and assess IT environment changes and risks that could impact internal control over financial reporting. As a result of this material weakness, manual and automated business process controls dependent on the affected ITGCs were ineffective because the controls had the potential to be adversely impacted.

Management also identified a material weakness over the review of debt covenant compliance related to the failure to monitor and review debt compliance covenants. This control deficiency was a result of (i) inadequate performance of controls surrounding debt covenant compliance and disclosure, (ii) insufficient knowledge of the amended credit agreement, and (iii) insufficient communication with the lender regarding debt covenant compliance and obtaining waivers. This material weakness also impacts other transactions relying on the debt covenant calculations, including considerations of going concern. As a result of this material weakness, there was a factual material misstatement on the consolidated balance sheet and in the going concern disclosure and debt covenant compliance disclosures in the 10-Q quarterly report ended June 30, 2023.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated January 26, 2024 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Phoenix, Arizona

January 26, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm for the years ended September 30, 2023 and 2022 (PCAOB ID: 49 and 42, respectively).

Consolidated Balance Sheets as of September 30, 2023 and 2022

Consolidated Statements of Operations and Comprehensive (loss) income for the years ended September 30, 2023, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the years ended September 30, September 30, 2023, 2022, and 2021

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

3.3	Amendment to Second Amended and Restated Bylaws of Mesa Air Group, Inc., effective as of January 13, 2023	8-K	January 13, 2023	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.1#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.3#	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.4#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.5#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.6#	Employment Agreement between the Registrant and Torque Zubeck, dated February 23, 2021	10-K	December 10, 2021	10.10

10.7.1††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.7.2††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021	10-K	December 10, 2021	10.11.4

10.7.3††	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022	10-Q	May 9, 2022	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.7.4††	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022	10-Q	August 8, 2022	10.3

10.7.5††	Fourth Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated August 8, 2022	10-K	December 29, 2022	10.7.5

10.7.6††	Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., Mesa Airlines, Inc., and Mesa Air Group, Inc., dated December 27, 2022	10-Q	February 9, 2023	10.2

10.8††	Aircraft Purchase Agreement between Mesa Airlines, Inc. and United Airlines, Inc. dated September 27, 2022	10-K	December 29, 2022	10.8

10.9.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.9.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.9.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.9.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

10.9.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021	10-Q	August 9, 2021	10.2.3

10.9.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021	10-K	December 10, 2021	10.12.6

10.9.7††	Amendment No.7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022	10-Q	May 9, 2022	10.12.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.9.8††	Amendment No.8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022	10-Q	August 8, 2022	10.12.9

10.9.9††	Amendment No.9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022	10-Q	August 8, 2022	10.12.10

10.9.10††	Amendment No.10 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-K	December 29, 2022

10.9.11	Amendment No.11 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-Q	February 9, 2023	10.1

10.10.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.10.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.10.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.10.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.10.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018	S-1/A	July 30, 2018	10.12.5

10.10.6††	Second Amended and Restated Credit and Guaranty Agreement, among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, NA, dated as of June 30, 2022	10-Q	February 9, 2023	10.6

10.10.7††	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10.8††	Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, dated January 27, 2023	10-Q	February 9, 2023	10.5

10.10.9††	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement, dated September 6, 2023				X

10.11.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.14.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.14.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.14.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.15	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.16.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.16.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.16.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.16.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.16.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.16.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.16.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.16.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.16.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.16.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.16.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.16.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.17.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.17.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.17.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.17.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

10.17.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.18.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-K	December 14, 2020	10.22.1

10.18.2	Modification and Waiver Agreement, dated December 22, 2022, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasurer, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-Q	February 9, 2023	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.19	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021	10-Q	February 9, 2022	10.1

10.20††	Engine Sale and Purchase Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.7

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of RSM US LLP				X

23.2	Consent of Ernst and Young LLP				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Clawback Policy				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MESA AIR GROUP, INC.

Date: January 26, 2024	By:	/s/ Michael J. Lotz
Michael J. Lotz
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 26, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	January 26, 2024
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	Chief Financial Officer	January 26, 2024
Michael J. Lotz	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	January 26, 2024
Ellen N. Artist

/s/Mitchell Gordon	Director	January 26, 2024
Mitchell Gordon

/s/Dana J. Lockhart	Director	January 26, 2024
Dana J. Lockhart

/s/Harvey W. Schiller	Director	January 26, 2024
Harvey W. Schiller

/s/Spyridon Skiados	Director	January 26, 2024
Spyridon Skiados

Director
Jonathan Ireland