Form 10-K/A
period 2023-09-30
MESA AIR GROUP INC
filed 2024-02-27
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mesa Air Group, Inc.(“Mesa,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2024 (the “Original Filing”), as follows:

•
Items 10, 11, 12, 13 and 14. To includes Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference to our definitive proxy statement.

MESA AIR GROUP, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

For the Fiscal Year Ended September 30, 2023

INDEX

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is the name, age, position and a description of the business experience of each of our executive officers and each of our directors as of September 30, 2023:

Directors

Ellen N. Artist

Age:	67
Director Since:	2011
Committees:	Audit Committee Chair; Audit Committee Financial Expert; member of our Nominating; and Corporate Governance Committee
Principal Occupation:	Principal, ENA Advisors, LLC
Experience:

Ms. Artist has more than 35 years of experience in aviation finance as a bankruptcy trustee, financial advisor, financial principal and commercial lender. Ms. Artist has served as Principal of ENA Advisors since July 2005. Ms. Artist led the out-of-court restructuring of lease and loan obligations for both Independence Air and American Airlines, Inc. During the course of her career, Ms. Artist has been involved in more than $10 billion in aviation, debt, equity and lease placements. Ms. Artist was formerly a founding partner at both The Seabury Group, LLC, from 1996 to 2002, and Sky Works Capital, LLC, from 2002 to 2005, two investment banking boutiques specializing in aviation activities. Other areas of expertise for Ms. Artist include claims resolution, trust accounting, litigation and interaction with counsel. Ms. Artist is a graduate of Northwestern University with a B.A. in Economics and received an M.B.A. with distinction from New York University specializing in Finance and Accounting.

We believe Ms. Artist is qualified to serve on our Board due to her experience in the aviation industry, her financial expertise and general business expertise.

Other Directorships:	None

Mitchell I. Gordon

Age:	66
Director Since:	2011
Committees:	Member of our Audit and Compensation Committees
Principal Occupation:	Chief Executive Officer, Edition Capital Partners, LLC & Adgile Media Group, LLC
Experience:

Mr. Gordon has more than 30 years of experience in transportation, finance and general business management. He has served as the chief executive officer of Edition Capital Partners, LLC, a merchant banking firm, since January 2016, and Adgile Media Group, LLC, a mobile advertising company, from August 2019 to May 2023. Mr. Gordon was the chief executive officer of Edition Logistics Management, LLC, a transportation sector investment and management firm from June 2018 to July 2019. Mr. Gordon was the president, chief financial officer and director of Cambridge Capital Acquisition Corporation, a special purpose acquisition company (the “SPAC”), from December 2013 to December 2015. In 2016, the SPAC merged with and into an Israeli company, Ability Computer & Software Industries, Ltd., which changed its name to Ability Inc. (“Ability”). Mr. Gordon served as an Ability director and audit committee member until 2016. Mr. Gordon also served as president of Morpheus Capital Advisors, a leading merchant banking firm serving middle market companies, from 2003 to 2013. From 1998 to 2000, Mr. Gordon served as chief financial officer, executive vice president and a member of the Office of the President of Interpool (NYSE: IPX), one of the world’s largest lessors of transportation equipment. Prior to joining Interpool, Mr. Gordon founded and was president of Atlas Capital Partners from 2000 to 2003 and was managing director and co-head of Salomon Smith Barney’s transportation investment banking group. Mr. Gordon’s background also includes serving as senior vice president and head of the transportation and automotive investment groups at Furman Selz as well as vice president of investment banking at Needham & Company. Mr. Gordon has served on the boards of Interpool, Indigo Aviation (NSE: INDIGO), Merchants Fleet, Almedica, Inc., Edition Logistic Management, Ability Inc., and Cambridge Capital Acquisition Corp. He has served on numerous nonprofit boards and is currently the chair of the Hunter College Community Advisory Board and on the board of HIAS, Inc. Mr. Gordon holds a B.S.B.A. from Washington University and an M.B.A. from Harvard Business School.

We believe Mr. Gordon is qualified to serve on our Board due to his experience in the transportation industry, his financial expertise and his general business experience.

Other Directorships:	Mr. Gordon currently serves on the board of HIAS, Inc., a non-profit organization, and as the Chair of the Hunter College Community Advisory Board.

Dana J. Lockhart

Age:	76
Director Since:	2011
Committees:	Member of our Audit Committee
Principal Occupation:	Retired
Experience:

Mr. Lockhart is a retired commercial aerospace executive. His experience includes over 40 years in various finance functions at major aircraft manufacturers Airbus, Lockheed and Fairchild Industries. At each company, his responsibilities included leading teams that provided leasing and other product financings services to the manufacturer’s commercial aircraft customers. He retired from Airbus in 2008, having held the position of chief financial officer of the Airbus Americas group of companies. During 2008 and 2009, he led the capital markets function of aircraft lessor GMT Global Republic Aviation. Since 2009, Mr. Lockhart has provided consulting services in the financing and procurement of civil aircraft. Mr. Lockhart holds a B.S. in Business Administration from California State University and an M.B.A. from Pepperdine University.

We believe Mr. Lockhart is qualified to serve on our Board due to his experience in our industry with airlines and aircraft manufacturers.

Other Directorships:	None

Jonathan G. Ornstein

Age:	66
Director Since:	1998
Committees:	None
Principal Occupation:	Chairman and Chief Executive Officer, Mesa Air Group, Inc.
Experience:	Mr. Ornstein has been with us since being named President and Chief Executive Officer in 1998, and Chairman of the Board in 1999. Mr. Ornstein co-founded Virgin Express

S.A./N.V., an airline in Brussels, Belgium, where he served as chief executive officer and chairman from 1995 until 1999. In 1994, Mr. Ornstein served as chief executive officer of Continental Express, and was later named senior vice president of airport services for Continental Airlines. Mr. Ornstein’s first tenure with us was from 1988 to 1994, serving as our Executive Vice President and President of our then-wholly owned subsidiary WestAir Holding, Inc. Mr. Ornstein began his career in aviation in 1986 with AirLA, a commuter airline in Los Angeles. Mr. Ornstein attended the University of Pennsylvania.

We believe Mr. Ornstein is qualified to serve on our Board due to his extensive executive leadership and operational experience in the regional airline industry.

Other Directorships:	None

Spyridon P Skiados

Age:	77
Director Since:	2011
Committees:	Nominating and Corporate Governance Committee Chair
Principal Occupation:	President, Leadership Communications & Training, LLC, and Meetings-Nine One, LLC
Experience:

Mr. Skiados has served as the president of Leadership Communications & Training, an aviation industry consulting company with a focus on advising boards of directors on proper governance procedures, management and labor relations and strategic planning, since July 2009. Prior to retiring in June 2009, Mr. Skiados served as the executive director of the Air Line Pilots Association (the “ALPA”), the world’s largest pilots’ union. He had previously served as the ALPA’s director of communication and was continuously employed by the ALPA for 40 years. Mr. Skiados is the recipient of the National Aeronautics Association’s Wesley L. McDonald Distinguished Statesperson of Aviation Award, the Paul Whalen Education Award for his role in the formation of the Council on Aviation Accreditation (now known as the Aviation Accreditation Board International (“AABI”), and the Richard W. Taylor Industry Award, which is presented annually to a member of AABI who volunteers time and effort to further the goals of that organization. Mr. Skiados has successfully completed the Wharton Executive Development Program at the Wharton School, University of Pennsylvania, and attended the University of Maryland.

We believe Mr. Skiados is qualified to serve on our Board due to his corporate governance expertise, labor and management expertise and general and airline business experience.

Other Directorships:	None

Brigadier General Harvey W. Schiller, USAF, Ret.

Age:	84
Director Since:	2011
Committees:	Presiding Independent Director; Compensation Committee Chair; member of our Nominating and Corporate Governance Committee
Principal Occupation:	Chief Executive Officer of Goal Acquisitions Corp.; Chairman of Schiller Management Group
Experience:

Mr. Schiller has a varied history of experience that includes a decorated military career as a pilot and various leadership positions in business and sports. He currently serves as the CEO of Goal Acquisitions Corp. and has served as the Chairman of Schiller Management Group since 2012. He has also served as a senior adviser of Diversified Search, an executive search firm, since 2012. Mr. Schiller previously served as the president of Turner Sports, president of the Atlanta Thrasher NHL Club, executive director of the U.S. Olympic Committee, commissioner of the America’s Cup, commissioner of the Southeastern Conference and chairman of the security company Global Options Group. He has served on the national board of directors for the Boys and Girls Clubs and as director of IDT Corporation. Mr. Schiller previously served as the Chairman for Collegiate Sports Management Group. Mr. Schiller was appointed as permanent professor at the United States Air Force Academy and the White House Commission on Presidential Scholars. Mr. Schiller is a graduate of The Citadel and earned a PhD in Chemistry from the University of Michigan.

We believe Mr. Schiller is qualified to serve on our Board due to his extensive general business experience.

Other Directorships:

Mr. Schiller currently serves as the Chairman of SportsGird, Inc., Medal of Honor Leadership and Education, and Schiller Management Group. Mr. Schiller also serves on the boards of various non-profit organizations including the Baseball Hall of Fame and the Air Force Academy Athletic Corporation.

Jonathan Ireland

Age:	43
Director Since:	2023
Committees:	None
Principal Occupation:	Senior Vice President of Finance, United Airlines, Inc.
Experience:

Mr. Ireland is Senior Vice President of Finance at United, where he oversees United’s operating costs and $5 billion capital budget and manages the business financial planning functions. He is also responsible for United’s Investor Relations team. Prior to serving in his current role at United, Mr. Ireland served as Vice President of Financial Planning and Analysis, and as Managing Director of Investor Relations. Before joining United, Mr. Ireland was the credit manager for a satellite branch of Opportunity International, a microfinance non-profit based in Guadalajara, Mexico.

We believe Mr. Ireland is qualified to serve on our Board due to his extensive general business experience and experience in the airline industry.

Other Directorships:	None

Executive Officers

The table below sets forth biographical information for each of our executive officers not discussed above, as of the date of this proxy statement:

Name	Age	Position
Michael J. Lotz	63	President and Chief Financial Officer
Brian S. Gillman	54	Executive Vice President, General Counsel and Secretary

Michael J. Lotz. Mr. Lotz serves as our President and Chief Financial Officer, and has been with us since 1998, serving as President since 2000. Mr. Lotz also served as our Chief Financial Officer from 1998 to October 1, 2021. From 1995 to 1998, Mr. Lotz worked with Mr. Ornstein, first at Continental Express as senior director of purchasing, later as vice president of airport operations, and then at Virgin Express S.A./N.V. in Brussels as chief operating officer, where the two eventually took the company public. From 1987 to 1995, Mr. Lotz served in various roles at Continental Airlines, ultimately serving as senior director of contract services and airport administration. Mr. Lotz received a B.B.A. in Financial Accounting from Iona College.

Brian S. Gillman. Mr. Gillman has served as our Executive Vice President, General Counsel and Secretary since 2013. From February 2011 to September 2013, Mr. Gillman served as executive vice president and general counsel at Global Aviation Holdings Inc. From 2001 to February 2011, Mr. Gillman served as our Executive Vice President and General Counsel. From 1996 to 2001, Mr. Gillman was vice president, general counsel and secretary at Vanguard Airlines, Inc. in Kansas City, Missouri. From 1994 to 1996, Mr. Gillman practiced corporate and securities law at Stinson, Mag & Fizzell, P.C. (now known as Stinson Leonard Street LLP) in Kansas City, Missouri. Mr. Gillman received his J.D. and B.B.A. in Accounting from the University of Iowa.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen to be a director or officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% stockholders to file reports of holdings and transactions in our shares with the SEC. For the fiscal year ended September 30, 2023, to our knowledge and based solely on a review of copies of reports furnished to us, or written representations, we believe that the applicable reporting requirements of Section 16(a) have been satisfied with the exception of a Form 4 filed on behalf of Zubeck Daniel Torque on March 14, 2023 for a transaction that occurred on March 1, 2023.

Code of Ethics

Our Board has adopted written charters for each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as the Mesa Air Group, Inc. Code of Conduct and Ethics (our “Code of Conduct”) that applies to all of our employees, officers and directors and all of our subsidiaries. Our Nominating and Corporate Governance Committee reviews our Corporate Governance Guidelines annually and recommends changes to our Board as warranted. Our Corporate Governance Guidelines, our committee charters, and our Code of Conduct, and any waivers or amendments to our Code of Conduct, are all available on our investor relations website (http://investor.mesa-air.com) in the “Corporate Governance – Governance Overview” section.

Audit Committee

Our Audit Committee consists of Ms. Artist and Messrs. Gordon and Lockhart, with Ms. Artist serving as our Audit Committee Chair. Pursuant to our Audit Committee charter, Audit Committee membership shall consist of at least three Board members, all of whom qualify as independent within the meaning of our Corporate Governance Guidelines and satisfy the independence requirements of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act. Our Audit Committee charter also requires members to have financial literacy and familiarity with fundamental financial statements that would allow them to understand key business and financial controls in the primary industries in which we operate.

Our Board has determined that Ms. Artist and Messrs. Gordon and Lockhart are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act. In addition, our Board has determined that Ms. Artist is an “audit committee financial expert” within the meaning of SEC regulations. Our Board has also determined that each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of his or her employment in the corporate finance sector.

The primary purpose of our Audit Committee is to discharge the responsibilities of our Board with respect to our accounting, financial and other reporting and internal control practices and to oversee our independent registered public accounting firm. Specific responsibilities of our Audit Committee include:

• selecting a qualified firm to serve as our independent registered public accounting firm to audit our financial statements;

• helping to ensure the independence and performance of our independent registered public accounting firm;

• discussing the scope and results of the audit with our independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;

• developing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

• reviewing our policies on risk assessment and risk management;

• reviewing related party transactions;

• obtaining and reviewing a report by our independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;

• approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by our independent registered public accounting firm; and

• oversight of our cyber security risk management programs.

Anti-Hedging and Anti-Pledging Policy

In connection with our initial public offering in 2018, we adopted an insider trading policy that includes restrictions and limitations on the ability of the Company’s directors, officers and other employees to engage in transactions involving the hedging and pledging of Company stock. Under the policy, hedging or monetization transactions, such as zero-cost collars, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments, which allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and thus to continue to own Company stock without the full risks and rewards of ownership, are prohibited. In addition, the policy addresses the practices of holding Company stock in a margin account, under which the securities may be sold by the broker without the customer’s consent if the customer fails to meet a margin call, and of pledging Company stock as collateral for a loan, in which event the securities may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in Company securities, directors, officers and other employees of the Company are prohibited from holding Company securities in a margin account or pledging Company securities as collateral for a loan.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis should be read in conjunction with “Compensation of Named Executive Officers” and the related tables that follow.

In this section, we describe the material components of our executive compensation program for our named executive officers (“NEO’s”), whose compensation is set forth in the 2023 Summary Compensation Table and other compensation tables contained herein. The rules regarding disclosure of certain executive compensation in proxy statements and in other filings permitted the omission of this CD&A during the period we were classified as an emerging growth company. We ceased to qualify as an emerging growth company in 2023. Accordingly, the information set forth herein is not directly comparable to the information disclosed in our prior proxy statements.

For our 2023 fiscal year, our NEOs were:

•
Jonathan G. Ornstein, our Chairman and CEO
•
Michael J. Lotz, our President and CFO
•
Brian S. Gillman, our Executive Vice President and General Counsel
•
Torque Zubeck, our former CFO (former principal financial officer)
•
Bradford R. Rich, our former Chief Operating Officer

Mr. Rich retired in April 2023 and Mr. Zubeck resigned effective September 15, 2023. We have included disclosure herein regarding both individuals despite their departure prior the end of fiscal 2023. In the case of Mr. Zubeck, SEC rules require disclosure of all individuals who served as a principal financial officer of the Company during the fiscal year ended September 30, 2023 (“Fiscal Year 2023”). Note, also, that until this fiscal year, the Company qualified as an emerging growth company, which permitted disclosure for only three NEOs (including the CEO) and the omission of the formal CD&A. Effective with the filing of the Company’s proxy statement for its 2024 annual shareholders meeting, the Company is now required to disclose its three most highly compensated executive officers (other than the CEO and CFO), who were serving as an executive officer during Fiscal Year 2023, as well as this CD&A.

As you read the disclosure below regarding our executive compensation philosophy, objectives, and practices, you should keep in mind the limitations imposed upon the Company as a result of its participation in a U.S. government loan program during COVID. Specifically, in October 2020, we entered into the Loan and Guarantee Agreement with The United States Department of the Treasury (the “U.S. Treasury”), which provided for a secured term loan facility of up to $200 million (the “Treasury Loan Agreement”). We ultimately borrowed $195 million under that facility. Under the terms of the Treasury Loan Agreement, we are required to comply with certain covenants that restrict changes to the total compensation of certain of our executive officers whose compensation exceeds a specified threshold. These restrictions are set forth under Title IV of the CARES Act and in Section 10.05 of the Treasury Loan Agreement. As such, the Company is restricted in its ability to alter (increase) the total compensation for Messrs. Ornstein, Lotz, or Gillman while such agreement remains in effect and for a period of 12 months thereafter. Accordingly, what is discussed below relates primarily to the Company’s executive compensation policies and practices in the period prior to our entry into the Treasury Loan Agreement.

Our Compensation Practices Highlights

Executive Compensation Philosophy and Objectives

The Company’s executive compensation policies, as endorsed by the Compensation Committee, are based on the principles that compensation should, to a significant extent, be reflective of the financial performance of the Company, and that a significant portion of executive officers’ compensation should be provided through long-term incentives. The Compensation Committee seeks to have compensation of the Company’s executive officers set at levels that are sufficiently competitive so that the Company may attract, retain and motivate highly qualified directors and executive officers to contribute to the Company’s success. In assessing the overall compensation for executive officers, the Committee will consider the Company’s performance, relative shareholder return and industry position, market compensation data, awards given to the Company’s executive officers in past years, and the recommendations of third-party consultants. The Company seeks to provide a balanced compensation program consisting of base salaries, cash incentives, equity-based incentives, perquisites and deferred compensation, but to emphasize incentive compensation that will:

•
be competitive in the marketplace;
•
permit us to attract and retain highly qualified executives;
•
encourage extraordinary effort on behalf of the Company;

•
reward the achievement of specific financial goals by the Company, which alights the interests of management with the interests of our shareholders; and
•
be financially sound.

The Company strives to allocate a significant percentage of total compensation to incentive compensation. The more responsibility executives have over time, the more their pay is determined by the degree to which certain performance goals are reached. We refer to that part of compensation as “at risk” pay and it is a fundamental way in which the Company aligns executive pay with shareholder interests. For example, as described in greater detail below, for our senior executive officers cash incentive bonuses can equal a significant percentage of base salary if maximum performance thresholds are achieved.

This compensation philosophy translates into the following two principles in our executive compensation design:

•
Base salary should decrease as a percentage of total direct compensation as the executive’s responsibilities increase. As employees move to higher levels of responsibility with more direct influence over the Company’s performance, they have a higher percentage of pay at risk.
•
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

The Company believes that its compensation policies have been, thus far, successful in motivating and retaining its executive officers.

Role of the Compensation Committee and Management in Setting Compensation

Role of the Compensation Committee

The Compensation Committee primarily administers the Company’s cash compensation plans and employee stock option and award plans, and it has the responsibility for recommending the allocation of cash and other compensation, as well as equity awards and discretionary bonuses to senior executive officers of the Company. The entire Board of Directors regularly reviews the Compensation Committee decisions relating to executive compensation. The Compensation Committee consists of three non-employee directors, Messrs. Schiller, Gordon and McHugh, all of whom are “independent” according to NASDAQ standards and “disinterested” as required by Rule 16b-3 of the Exchange Act.

Role of Management

At the beginning of each fiscal year, our CEO evaluates the performance of our President; and the CEO and President evaluate the performance of the other executive officers against the strategic operating plan for the prior fiscal year. In addition, the CEO’s and the President’s evaluations of individual performance also focus on executive officers’ leadership abilities, including their professional development and mentoring of their direct reports. This additional evaluation is carried out by evaluating, on a quarterly basis, each executive officer’s performance against a set of qualitative performance objectives mutually set and agreed upon by the executive officer and the CEO or President, as the case may be.

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

The CEO or President’s review of an executive officer’s performance with respect to his or her performance factors is not directly tied to the executive officer’s compensation. Such reviews, however, heavily influence the CEO’s and/or President’s assessment of an executive officer’s readiness for the types of responsibilities typically associated with a particular position. Once an executive officer’s role and responsibilities are defined, “value of the job in the marketplace” and “relative importance of the position within the executive ranks” are the most determinative factors in setting the proper compensation plan for that executive officer, adjusted to take into consideration the executive officer’s tenure and experience.

At the Committee’s regularly scheduled meeting in December, the Committee reviews and considers the CEO and President’s compensation recommendations for each executive officer. The other executive officers, except as described above, do not play a role in setting executive officer compensation.

Compensation Methodologies; Role of Consultants and Benchmarking

The Compensation Committee periodically assembles, with the assistance of independent executive compensation consultants, competitive market information about executive compensation from a periodic review of companies included in a peer group, other competitive market compensation information, executive compensation trends, our business needs, and our financial performance compared to peers. The Committee reviews this competitive information together with performance assessments of our executives and recommendations provided by the CEO and President. While the Committee previously engaged a compensation consultant in connection with setting the compensation for Messrs. Ornstein and Lotz when the Company entered into their respective employment agreements in 2018, it has not utilized a compensation consultant since that time. The base salaries and incentive compensation set forth in such agreements have not yet, with the exception that the Company’s NEOs have been paid less incentive compensation then they were contractually entitled to under the terms of such agreements. See the disclosure in the footnotes to the “Summary Compensation Table” for a discussion regarding the incentive compensation payments.

Historically, the Committee’s goal is to set executive officers’ compensation levels to fall within the median to upper quintiles of surveyed companies, with guaranteed salary levels to remain reasonably consistent with median to upper quintile rates. As discussed above, the Company entered into the Treasury Loan Agreement in October 2020 with the U.S. Treasury. Under the terms of the Treasury Loan Agreement, we are required to comply with certain covenants that restrict changes to the total compensation of certain of our executive officers whose compensation exceeds a specified threshold. These restrictions materially limit the ability of the Compensation Committee to alter the compensation of certain of our executive officers.

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

Compensation Program Design and Elements of Compensation

The principal components of compensation for our named executive officers are:

•	base salary and benefits;

•	short-term cash incentive compensation;
•	long-term equity-based compensation;
•	perquisites; and
•	severance and change in control plan.

Base Salary and Benefits

Base salary and broad-based benefits, which are not at risk, are designed to attract and retain executives by providing fixed compensation based on competitive market practice, relative to the skills, experience and expected contributions of each executive officer of the Company.

Base salaries for Messrs. Ornstein, Lotz and Gillman, and previously Messrs. Zubeck and Rich, are set in their respective employment agreements or employment terms, which are described below in the “Employment and Change of Control Arrangements with Named Executive Officers” section. Subject to the restrictions set forth in the Treasury Loan Agreement and the CARES Act, our Compensation Committee reviews base salaries annually and targets base pay for executive officers at the median to upper quintiles of the comparison groups and adjusts, as appropriate, for tenure, performance and variations in actual position responsibilities from position descriptions in the comparison groups. Compensation levels payable to executives in our industry and reviewed executive compensation information with regard to comparably sized companies are taken into account. We have further considered the increasingly active market (and correspondingly increased cash and equity compensation levels) for executives with established track records, and potential costs to the Company if replacement management executives were required. We also consider information concerning employment opportunities with third parties available to our named executive officers, and the importance of retaining their services in areas such as operational leadership and continuing interactions with stakeholders.

The 2023 base salaries include the following for our current NEOs:

•
Jonathan G. Ornstein, Chairman and Chief Executive Officer — $600,000
•
Michael J. Lotz, President and Chief Operating Officer — $533,333
•
Brian S. Gillman, Executive Vice President and General Counsel – $300,000

The above base salaries are set forth in the respective employment agreements for each of Messrs. Ornstein, Lotz and Gillman, which were entered into in July 2018 and have not changed over the subsequent five-year period.

Mr. Zubeck, our former Chief Financial Officer, was entitled to receive a base salary of $300,000 in 2023 under the terms of his employment agreement. Mr. Zubeck’s base salary increased from $275,000 to $300,000 effective October 1, 2021 upon his promotion to Chief Financial Officer. Mr. Zubeck voluntarily left the Company in September 2023.

Mr. Rich, our former Chief Operating Officer, was entitled to a base salary of $300,000 under his employment terms. Mr. Rich retired from the Company in April 2023.

Our named executive officers are also eligible to participate in employee benefit and welfare programs, plans and arrangements available from time to time to our executive personnel, including pension, profit sharing, supplemental pension and other retirement plans, insurance, hospitalization, medical and group disability benefits, and travel or accident insurance plans. Our named executive officers are also eligible to participate in the Company’s 401(k) plan, and receive Company matching contributions, which are generally available to our employees. Information concerning perquisites, which, by definition, are not generally available to our employees are described in greater detail below.

Short-Term Cash Incentive Compensation

The Compensation Committee views cash incentive compensation as a means of closely tying a significant portion of the total potential annual cash compensation for executives to the financial performance of the Company. Our cash incentive compensation plans are designed to reward individuals for the achievement of financial objectives of the Company or other qualitative factors as determined by the Compensation Committee Messrs. Ornstein, Lotz, Gillman and formerly Messrs. Zubeck and Rich, are entitled to cash incentive bonuses, paid on a quarterly or annual basis based on the achievement of certain business objectives and/or benchmarks mutually agreed upon by the Compensation Committee and the executive. The amounts paid to Messrs. Ornstein, Lotz and Gillman for fiscal 2023 were reduced below what each such person is contractually entitled to as a result of the limitations imposed on executive compensation under the Treasury Loan Agreement and the CARES Act.

Long-Term Equity Based Compensation

The purpose of the Company’s long-term incentive compensation plan is to provide a substantial equity incentive for our executive officers to manage the business for the long-term, complementing the annual bonus that rewards performance in a particular year, and to reward them for the performance of the Company and its common shares over multi-year periods. The Committee awards long-term compensation in the form of annual restricted stock awards. The Company believes granting restricted stock in lieu of stock options results in less dilution to existing shareholders, enables the Company to utilize its existing option plans longer (because the Company grants less restricted shares than options), and more accurately depicts the expense associated with such benefit. The Committee has not established any long-term incentive programs that are settled in cash because the Committee believes that stock settled programs offer better alignment between the interests of our executive officers and our shareholders.

Equity Plans

The Company’s only active equity compensation plan is its 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan permits the issuance of incentive and non-qualified stock options, restricted stock and performance shares, which are performance bonuses payable in either cash or shares. All employees of the Company or its subsidiaries, including the named executive officers, are eligible to participate in the plan, and awards are issued at the discretion of the Compensation Committee upon recommendation by the Chief Executive Officer. Shares of restricted stock granted under the plan are issued at the weighted average price of common stock on the date of grant and typically vest in one-third increments over a three-year period.

Equity Awards

The employment agreements for Messrs. Ornstein, Lotz, Gillman, Zubeck and Rich provide for annual equity awards. Messrs. Ornstein, Lotz, Gillman are, and Zubeck and Rich were, entitled to receive an annual equity award with a grant date value of not less than the sum specified in their respective employment agreements or employment terms. In 2023, Messrs. Ornstein, Lotz, Gillman, Zubeck and Rich received 72,421, 66,579, 18,105, 47,770, and 95,238 shares of restricted stock, respectively. The annual equity award was paid in a combination of equity and cash due to limited equity shares available in the plan. The unvested grants to Messrs. Zubeck and Rich were forfeited upon their departure from the Company.

Health and Welfare

The Committee has provided named executive officers with the same health and welfare benefits it provides all its other US-based employees; including medical, dental and vision coverage, life and disability insurance.

Other Compensation Plans and Perquisites

Retirement Plans

The Company provides opportunities for all employees to save for retirement in two benefit plans: a voluntary defined contribution plan (401(k)) and an employee stock purchase plan. These plans are designed to provide competitive retirement benefits.

401(k)

The Company maintains a 401(k) Plan for its named executive officers and all other employees. Participants have the opportunity to contribute up to 85% of their annual salary up to a specified maximum. In addition, the Company makes a matching contribution to each employee equal to 50% of an employee’s salary deferrals up to six percent (6%) of annual salary, with a cap of 10% of such employee’s annual salary. The rules of the Internal Revenue Code limit the compensation that may be used in applying any deferral election or matching contribution.

Severance and Change in Control Arrangements

Our named executive officers are eligible for severance payments and benefits in the event of an involuntary termination of employment without “cause” or for “good reason,” as well as certain benefits in connection with a change in control of the Company. Our named executive officers are also eligible for “double trigger” severance payments and benefits in the event of an involuntary termination of employment without “cause” or a termination of employment with “good reason” in connection with, or within twelve (12) months immediately following, a change in control of the Company. Our equity awards are also designed to be “double trigger,” so long as such awards are allowed to continue in effect following any change in control transaction on substantially equivalent terms and conditions to those applicable prior to such transaction. For detailed information on the estimated potential payments and benefits payable to the named executive officers in the event of their termination of employment, including following a change in control of the Company, see the section titled “Potential Payments Upon Termination or Change in Control.”

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

Clawback Policy

Effective May 2023, the Board of Directors adopted a clawback policy (referred to as “Policy For Recovery of Erroneously Awarded Incentive Compensation”) that authorizes the Company to recover incentive compensation previously paid to its Section 16 officers and any other senior executives as determined by the Compensation Committee. The policy provides that, in the event of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, the Board or, if so designated by the Board, the Compensation Committee of the Board, is authorized to take action to recoup all or part of any incentive compensation received by a Section 16 officer of the Company. For purposes of this policy, incentive compensation means any cash compensation paid by or any equity compensation awarded by the Company that is based in whole or in part on the attainment of a financial reporting measure, including, but not limited to, any bonus or other performance-based cash or equity arrangement or award, but excluding base salary.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during our fiscal years 2023, 2022 and 2021:

	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)(9)(10)	Total ($)
Jonathan G. Ornstein Chairman and Chief Executive Officer	2023 2022 2021	600,000 600,000 600,000	679,780 213,026 —	120,219 586,934 800,000(2)	— — —	450,000 450,000 450,000	18,407 17,648 11,055	1,868,406 1,867,608 1,861,055
Michael J. Lotz	2023	533,333	531,078	93,921	—	352,000	16,599	1,526,931

Chief Financial Officer and President(11)	2022 2021	533,333 533,333	168,717 —	464,833 633,600(3)	— —	352,000 352,000	14,186 9,803	1,533,069 1,528,736
Brian S. Gillman Executive Vice President, General Counsel and Secretary	2023 2022 2021	300,000 300,000 300,000	169,945 53,257 —	30,054 146,743 200,000(4)	— — —	120,000 120,000 120,000	19,758 20,243 17,313	639,784 640,243 637,313
Bradford R. Rich(12) Former Executive Vice President, Chief Operating Officer	2023 2022 2021	162,500 300,000 300,000	— — —	262,478 200,000 200,000(5)	— — —	— 300,000 300,000	606,680 4,764 6,611	1,031,658 804,764 806,611
Torque Zubeck(12) Former Chief Financial Officer	2023 2022	287,500 300,000	— —	127,546(6) 150,000(6)	— —	— 225,000	8,656 5,843	423,702 680,843

1)
The amounts under the column “Stock Awards” includes the dollar amount of the aggregate grant date fair value of RSUs and restricted common stock granted to Messrs. Ornstein, Lotz, Gillman, Rich and Zubeck during the fiscal years ended September 30, 2023, 2022 and 2022 pursuant to the terms of their respective employment agreements and employment terms, as applicable. See “Employment and Separation Agreements with Named Executive Officers” for a summary of the employment agreements and employment arrangements with our NEOs. The amounts in the “Stock Awards” column were calculated based on the aggregate grant date fair value of each award, determined in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, rather than an amount paid to or realized by our NEOs. Assumptions used to determine the grant date fair value are set forth in Note 14 to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. During the fiscal years ended September 30, 2022 and 2023, a portion of the annual equity awards payable to Messrs. Ornstein, Lotz and Gillman pursuant to the terms of their respective employment agreements were paid in cash, as reflected in the “Bonus” column for such period.
2)
Mr. Ornstein received one equity award during each of the fiscal years ended September 30, 2023. 2022 and 2021. On June 1, 2023, Mr. Ornstein was granted 72,421 RSUs under our 2018 Equity Incentive Plan (the “2018 Plan”), which vest annually in equal one-third increments beginning on June 1, 2024. On June 1, 2022, Mr. Ornstein was granted 202,405 RSUs under the 2018 Equity Plan, which vest annually in equal one-third increments beginning on June 1, 2023. On June 1, 2021, Mr. Ornstein was granted 81,716 RSUs under the 2018 Plan which vest annually in equal one-third increments beginning on June 1, 2022.
3)
Mr. Lotz received one equity award during each of the fiscal years ended September 30, 2023, 2022 and 2021. On June 1, 2023, Mr. Lotz was granted 56,579 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2024. On June 1, 2022, Mr. Lotz was granted 160,305 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2023. On June 1, 2021, Mr. Lotz was granted 64,719 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2022.
4)
Mr. Gillman received one equity award during each of the fiscal years ended September 30, 2023, 2022 and 2021. On June 1, 2023, Mr. Gillman was granted 18,105 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2024. On June 1, 2022, Mr. Gillman was granted 50,601 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2023. On June 1, 2021, Mr. Gillman was granted 20,429 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on June 1, 2022.
5)
Mr. Rich received one equity award during each of the fiscal years ended September 30, 2023, 2022 and 2021. On March 14, 2023, Mr. Rich was granted 95,238 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on March 20, 2024. On March 23, 2022, Mr. Rich was granted 47,170 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on March 1, 2024. On March 20, 2021, Mr. Rich was granted 13,822 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning on March 20, 2022.
6)
Mr. Zubeck received one equity award during the fiscal years ended September 30, 2023 and 2022. On March 14, 2023, Mr. Zubeck was granted 47,770 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning March 1, 2023. On March 23, 2022, Mr. Zubeck was granted 32,295 RSUs under our 2018 Plan, which vest annually in equal one-third increments beginning March 1, 2023.

7)
Amounts reported for the fiscal years ended September 30, 2023, 2022 and 2021 reflect incentive bonuses earned by Messrs. Ornstein, Lotz and Gillman pursuant to the terms of their respective employment agreements. The amounts reported for the fiscal years ended September 30, 2022 and 2021 reflect incentive bonuses earned by Messrs. Rich and Zubeck pursuant to the terms of their respective employment agreements or employment terms. Messrs. Rich and Zubeck left the employ of the Company prior to the end of the fiscal 2023 year and therefore did not receive a bonus for such period. The incentive bonuses paid for fiscal years 2023, 2022 and 2021 to Messrs. Ornstein, Lotz, Gillman and Rich (excluding fiscal 2023) pursuant to their respective employment agreements or employment terms were reduced in each such fiscal period by $300,000, $235,000, $80,000 and $200,000, respectively, as a result of the limitations imposed on executive compensation in connection with the Company’s financing transactions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
8)
Amounts reported for Messrs. Ornstein and Lotz include disability premiums paid by us on their behalf. Messrs. Rich, Gillman and Zubeck were not paid any non-cash fringe benefits during the applicable periods. Amount for Mr. Rich includes $600,000 paid to Mr. Rich upon his departure from the Company in consideration for a general release from Mr. Rich.
9)
Includes tax gross-up payments to Messrs. Ornstein, Lotz, Gillman, Rich and Zubeck, with respect to flight privileges (the “Gross-up Payments”). The Gross-up Payments reflect the sum of the taxes payable on flight privileges by these executives, plus the amounts necessary to put each of Messrs. Ornstein, Lotz, Gillman, Rich and Zubeck in the same after-tax position that each of them would have been in if he had not incurred any tax liability on the flight privileges under the Internal Revenue Code of 1986, as amended. In fiscal 2023, we made Gross-up Payments to each of Messrs. Ornstein ($1,177), Lotz ($175), Gillman ($5,259), Rich ($6,680) and Zubeck ($2,141). In fiscal 2022, we made Gross-up Payments to each of Messrs. Ornstein ($5,169), Lotz ($2,882), Gillman ($6,743), Rich ($4,764) and Zubeck ($2,708). In fiscal 2021, we made Gross-up Payments to each of Messrs. Ornstein ($4,190), Lotz ($3,130), Gillman ($7,678) and Rich ($6,611).
10)
Includes our matching contributions to the NEOs’ accounts under our 401(k) retirement savings plan (the “401(k) Plan”), in which our NEOs are eligible to participate on the same terms as other fulltime employees. In fiscal 2023, we made matching contributions under the 401(k) Plan for each of Mr. Ornstein ($14,423), Mr. Lotz ($14,487), Mr. Gillman ($14,500), Mr. Zubeck ($6,515) and Mr. Rich ($0). In fiscal 2022, we made matching contributions under the 401(k) Plan for each of Mr. Ornstein ($9,673), Mr. Lotz ($9,397), Mr. Gillman ($13,500) and Mr. Zubeck ($3,135). In fiscal 2021, we made matching contributions under the 401(k) Plan for each of Mr. Ornstein ($6,865), Mr. Lotz ($6,673) and Mr. Gillman ($9,635).
11)
Effective October 1, 2021, Mr. Lotz relinquished his title as Chief Financial Officer of the Company and served as President of the Company. At September 15, 2023, Mr. Lotz resumed his position as Chief Financial Officer of the Company following Mr. Zubeck’s resignation.
12)
We included Messrs. Rich and Zubeck as NEOs in fiscal years 2022 and 2021 on a voluntary basis. Under applicable SEC rules, we were not required to include these individuals as NEOs in such fiscal years. In fiscal 2023, we ceased to qualify as an emerging growth company, which resulted in expanded disclosure requirements regarding the number of NEOs that must be included in this proxy statement.

Fiscal 2023 Grants of Plan-Based Awards Table

The following table sets forth information regarding the grant of plan-based awards to our NEOs in fiscal 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Jonathan G. Ornstein	6/1/2023	--	--	--	$800,000	--	--	--	$120,219
Michael J. Lotz	6/1/2023	--	--	--	$636,600	--	--	--	$ 93,921
Brian S. Gillman	6/1/2023	--	--	--	$200,000	--	--	--	$ 30,054
Bradford R. Rich	3/20/2023	--	--	--	$200,000	--	--	--	$-0-
Torque Zubeck	3/1/2023	--	--	--	$150,000	--	--	--	$-0-

(1) The amounts reported in the “Threshold” column of this table represent the annual equity awards these individuals are entitled to under the terms of their respective employment agreements and employment terms. The amounts the individuals actually received are set forth in the “Grant Date Fair Value of Stock and Option Awards” column. Messrs. Rich and Zubeck did not receive their respective annual equity awards as a result of their departure from the Company prior to the fiscal year end.

(2) The amounts reported in this column reflect the aggregate grant date fair value of the RSUs granted to such individuals. The equity grants in fiscal 2023 to Messrs. Ornstein, Lotz and Gillman under their respective employment agreements were significantly below what they were contractually entitled to (see
“Threshold Column”) as a result of a lack of available shares under the Company’s existing equity plan.

Outstanding Equity Awards as of September 30, 2023

The following table presents information regarding all outstanding equity awards held by our NEOs as of September 30, 2023. Some values in the table have not been, and may never be, realized. The restricted common stock unit awards are subject to forfeiture, and their value, if any, will depend on the price and the date on which each NEO set forth below sells those shares once the restriction is removed.

	Option Awards					Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares that have not vested (#)(1)	Market value of shares that have not vested ($)(2)

Jonathan G. Ornstein	6/01/2024	—	—	—	—	72,421	$62,282
	6/01/2023	—	—	—	—	134,937	$116,045
	6/01/2022	—	—	—	—	27,240	$23,426

Michael J. Lotz	6/01/2024	—	—	—	—	56,579	$48,657
	6/01/2023	—	—	—	—	106,870	$91,908
	6/01/2022	—	—	—	—	21,573	$18,552

Brian S. Gillman	6/01/2024	—	—	—	—	18,105	$15,570
	6/01/2023	—	—	—	—	33,734	$29,011
	6/01/2022	—	—	—	—	6,811	$5,857

Bradford R. Rich(3)	3/20/2024					95,238	$81,904
	3/20/2023	—	—	—	—	31,447	$27,044
	3/20/2022	—	—	—	—	4,706	$4,047

Torque Zubeck(3)	3/01/2024					47,770	$41,082
	3/23/2023	—	—	—	—	23,530	$20,235
	3/01/2022	—	—	—	—	14,400	$12,384

(1) These figures represent restricted stock unit awards granted to each of our NEOs during the fiscal years ended September 30, 2023, 2022, 2021under our 2018 Plan. These units vest annually in equal one-third increments beginning one year from the date of grant.

(2) Market value amounts represent the product of the closing price of our common stock on September 30, 2023 of $0.86 multiplied by the number of unvested stock awards.

(3) These restricted stock unit awards were forfeited as of the employment termination dates for Messrs. Rich and Zubeck.

Fiscal 2023 Option Exercises and Stock Vested Table

The following table sets forth certain information regarding the RSU awards held by our NEOs that vested during fiscal 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting ($)
Jonathan G. Ornstein	174,308	$ 289,351
Michael J. Lotz	138,053	$ 229,168
Brian S. Gillman	43,577	$ 72,338
Bradford R. Rich	41,630	$ 130,719

(1) Represents the market value of the shares of our common stock on the vesting date, calculated by multiplying the closing price of our common stock on Nasdaq on the applicable vesting date by the number of shares that vested at the close of business for each vesting date.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our NEOs during fiscal 2023.

Nonqualified Deferred Compensation

We currently do not (and did not in fiscal 2023) maintain any nonqualified defined contribution or other deferred compensation plan or arrangement for our NEOs.

Employment and Change of Control Arrangements with Named Executive Officers

Jonathan G. Ornstein

We entered into an employment agreement with Mr. Ornstein on February 23, 2011, effective as of March 1, 2011, to serve as the Chairman of our Board and as our Chief Executive Officer, which agreement was amended first effective as of January 22, 2014, again effective as of June 1, 2016, and again on July 26, 2018, to consolidate the prior amendments. Under Mr. Ornstein’s employment agreement, as amended and restated, we may terminate Mr. Ornstein’s employment at any time with prior written notice at least one year before the intended termination date. Mr. Ornstein’s employment agreement entitles him to a base salary and an opportunity to earn a cash incentive bonus, paid on a quarterly basis based upon achievement of certain benchmarks mutually agreed upon by our Board and Mr. Ornstein. Mr. Ornstein is also entitled to receive an annual equity award pursuant to the terms of our then-existing equity incentive plan, as determined by our Board or our Compensation Committee, in its sole discretion, provided that such award shall have a grant date value of not less than $800,000 for the fiscal year ended September 30, 2016 and any fiscal year thereafter during the term of the agreement. Mr. Ornstein’s employment agreement entitles him to participate in all employee benefit plans and arrangements available to our executive officers, including flight benefits. It also contains certain confidential information covenants prohibiting Mr. Ornstein from using or disclosing any of our confidential information, other than as required in the performance of his duties as our Chairman and Chief Executive Officer, during the term of his employment and for two years thereafter.

Mr. Ornstein’s employment agreement also provides him with severance in the event his employment is terminated without Cause (as defined below) by us (or, in certain circumstances, by our successor-in-interest) or if he resigns for Good Reason (as defined below). If Mr. Ornstein’s employment is terminated by us without Cause or he resigns for Good Reason he is entitled to payment equal to two times the sum of his base salary, plus an amount equal to the greater of (i) his target annual performance bonus or (ii) half the bonuses (incentive or otherwise) earned by Mr. Ornstein with respect to the two fiscal years immediately preceding his termination. If Mr. Ornstein is terminated by us or our successor-in-interest without Cause or he resigns for Good Reason within 12 months following a Change of Control (as defined below), he is entitled to payment equal to three times the sum of his base salary, plus the greater of (i) his target performance bonus for the fiscal year in which the termination occurs or (ii) the highest amount of the bonuses (incentive or otherwise) paid to Mr. Ornstein with respect to the three fiscal years immediately preceding the year in which his termination occurs. Upon Mr. Ornstein’s termination without Cause or resignation for Good Reason, he is also entitled to the payment of continued health, dental and vision insurance premiums for himself and any covered dependents for 24 months following termination, and he is entitled to immediate vesting of any unvested equity awards.

For purposes of Mr. Ornstein’s employment agreement, “Cause” means (i) Mr. Ornstein’s willful misconduct, including, but not limited to, misappropriation of trade secrets, fraud or embezzlement; (ii) Mr. Ornstein’s commission of a felony offense or any crime involving dishonesty or physical harm to any person; (iii) Mr. Ornstein’s material breach of his employment agreement that, if curable, is not cured within 30 days following written notice from us; or (iv) Mr. Ornstein’s willful refusal to follow a lawful directive of us, which refusal is not cured within 30 days following written notice from us. “Change of Control” means that (i) any person acquires more than 50% of the voting power of our then-outstanding securities; (ii) a majority of the members of our Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board before the date of appointment or election; (iii) a tender offer or exchange offer is made where the intent of such offer is to take over control of Mesa Air Group, and such offer is consummated for the securities representing more than 50% of the combined voting power of our then-outstanding voting securities over a twelve-month period; or (iv) a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of our assets. Finally, “Good Reason” means any of the following, if not cured within 20 days of our receipt of a notice of termination by Mr. Ornstein: (i) any change by us in Mr. Ornstein’s title, or any significant diminishment in Mr. Ornstein’s function, duties or responsibilities from those associated with his functions, duties or responsibilities as of January 1, 2011; (ii) any material breach of the employment agreement or any other agreement between us and Mr. Ornstein which remains uncured for a period of 10 days after Mr. Ornstein gives us notice of such breach; (iii) except with Mr. Ornstein’s prior written consent, relocation of Mr. Ornstein’s principal place of employment to a location greater than 50 miles from Phoenix, Arizona, or requiring Mr. Ornstein to provide his services outside of Maricopa County, Arizona, for more than 50% of his working days during any consecutive six-month period; or (iv) any reduction of Mr. Ornstein’s base salary, bonus opportunity or benefits, other than under circumstances in which we have imposed cuts in salary of other officers on an across-the-board basis (in which case the cuts to Mr. Ornstein’s compensation must not be in a greater percentage than the reduction imposed on any other officer).

Michael J. Lotz

We entered into an employment agreement with Mr. Lotz on February 23, 2011, effective as of March 1, 2011, to serve as our President and Chief Financial Officer, which agreement was amended first effective as of January 22, 2014, again effective as of June 1, 2016, and again on July 26, 2018, to consolidate the prior amendments. Mr. Lotz’s employment agreement was further amended effective October 1, 2021 to reflect the voluntary relinquishment of his role as Chief Financial Officer of the Company and to reflect that he will remain involved in the strategic financial direction, strategies, plans and policies of the Company. Under Mr. Lotz’s employment agreement, as amended and restated, we may terminate Mr. Lotz’s employment at any time with prior written notice at least one year before the intended termination date. Mr. Lotz’s employment agreement entitles him to a base salary and an opportunity to earn a cash incentive bonus paid on a quarterly basis based upon achievement of certain benchmarks mutually agreed upon by our Board and Mr. Lotz. Mr. Lotz is also entitled to receive an annual equity award pursuant to the terms of our then-existing equity incentive plan, as determined by our Board or our Compensation Committee, in its sole discretion, provided that such award shall have a grant date value of not less than $633,600 for any fiscal year following the fiscal year ended September 30, 2016. Mr. Lotz’s employment agreement entitles him to participate in all employee benefit plans and arrangements available to our executive officers, including the flight benefits discussed above. It also contains certain confidential information covenants prohibiting Mr. Lotz from using or disclosing any of our confidential information, other than as required in the performance of his duties as our President, during the term of his employment and for two years thereafter.

Mr. Lotz’s employment agreement also provides him with severance in the event his employment is terminated without Cause (as defined below) by us (or, in certain circumstances, by our successor-in-interest) or if he resigns for Good Reason (as defined below). If Mr. Lotz’s employment is terminated by us without Cause or if he resigns with Good Reason, he is entitled to payment equal to two times the sum of his base salary, plus the greater of (i) his target annual performance bonus or (ii) half the sum of the bonuses (incentive or otherwise) earned by Mr. Lotz with respect to the two fiscal years immediately preceding the year in which his resignation occurs. If Mr. Lotz is terminated by us or our successor-in-interest without Cause or he resigns for Good Reason within 12 months following a Change of Control (as defined below), Mr. Lotz is entitled to payment equal to three times the sum of his base salary, plus the greater of (i) his target performance bonus for the fiscal year in which the termination occurs or (ii) the highest amount of the bonuses (incentive or otherwise) paid to Mr. Lotz with respect to the three fiscal years immediately preceding the year in which his termination occurs. Upon Mr. Lotz’s termination without Cause or resignation for Good Reason, he is also entitled to the payment of continued health, dental and vision insurance premiums for himself and any covered dependents for 24 months following termination, and he is entitled to immediate vesting of any unvested equity awards.

For purposes of Mr. Lotz’s employment agreement, “Cause,” “Change of Control” and “Good Reason” have identical meanings to those contained in Mr. Ornstein’s employment agreement, as set forth above.

Brian S. Gillman

We entered into an employment agreement with Mr. Gillman on April 23, 2014, effective as of September 3, 2013, to serve as our Executive Vice President, General Counsel and Secretary, which agreement was amended effective as of June 1, 2016, and again on July 26, 2018, to consolidate the prior amendments. Under Mr. Gillman’s employment agreement, as amended and restated, we may terminate Mr. Gillman’s employment at any time with prior written notice at least one year before the intended termination date. Mr. Gillman’s employment agreement entitles him to a base salary and an opportunity to earn a cash incentive bonus paid on a quarterly basis based upon achievement of certain benchmarks identical to those in Mr. Lotz’s and Mr. Ornstein’s employment agreements. Mr. Gillman is also entitled to receive an annual equity award pursuant to the terms of our then-existing equity incentive plan, as determined by our Board or our Compensation Committee, in its sole discretion, provided that, effective July 15, 2019, such award shall have a grant date value of not less than $200,000 for any fiscal year. Mr. Gillman’s employment agreement entitles him to participate in all employee benefit plans and arrangements available to our executive officers, including the flight benefits discussed above. It also contains certain confidential information covenants prohibiting Mr. Gillman from using or disclosing any of our confidential information, other than as required in the performance of his duties as our Executive Vice President, General Counsel and Secretary, during the term of his employment and for two years thereafter.

Mr. Gillman’s employment agreement also provides him with severance in the event his employment is terminated without Cause (as defined below) by us (or, in certain circumstances, by our successor-in-interest) or if he resigns for Good Reason (as defined below). If Mr. Gillman is terminated without Cause or if he resigns with Good Reason, he is entitled to payment equal to two times the sum of his base salary, plus an amount equal to the greater of (i) his target annual performance bonus or (ii) half the sum of the bonuses (incentive or otherwise) earned by Mr. Gillman with respect to the two fiscal years immediately preceding the year in which his termination occurs. If Mr. Gillman is terminated by us or our successor-in-interest without Cause or he resigns with Good Reason within 12 months following a Change of Control (as defined below), he is entitled to payment equal to three times the sum of his base salary, plus the greater of (i) his maximum target performance bonus for the fiscal year in which the termination occurs or (ii) the amount of all bonuses (incentive or otherwise) paid to Mr. Gillman with respect to the three fiscal years immediately preceding the year in which his termination occurs. Upon Mr. Gillman’s termination without Cause or resignation for Good Reason, he is also entitled to the payment of continued health, dental and vision insurance premiums for himself and any covered dependents for 24 months following termination, and he is entitled to immediate vesting of any unvested equity awards.

For purposes of Mr. Gillman’s employment agreement, “Cause,” “Change of Control” and “Good Reason” have identical meanings to those contained in Mr. Ornstein’s employment agreement, as set forth above.

Bradford R. Rich

Mr. Rich served as our Chief Operating Officer until his resignation effective April 14, 2023. This disclosure is included pursuant to SEC rule requirements. Under the terms of Mr. Rich’s offer letter, he receives an annual base salary of $300,000 and is eligible to receive an annual performance-based incentive cash bonus of up to $500,000 upon the achievement of established financial and operational goals. Mr. Rich is also eligible to receive an annual equity award under the Company’s 2018 Plan, as determined by our Board or our Compensation Committee, provided such award shall have a grant date value of not less than $200,000 in any fiscal year.

Mr. Rich is eligible to participate in the Company’s 401(k) tax-deferred retirement savings plan on the same terms as the Company’s other executive officers and fulltime employees. He is eligible for other benefits and perquisites, such as (i) medical, dental and vision insurance, (ii) life insurance, accidental death and dismemberment and business travel and accident insurance, (iii) health and dependent care flexible spending accounts, (iv) short and long-term disability insurance and (v) other non-cash fringe benefits on the same basis as the Company’s other executive officers.

Torque Zubeck

Mr. Zubeck resigned from the Company effective September 15, 2023. This disclosure is included pursuant to SEC rule requirements. We entered into an employment agreement with Mr. Zubeck, effective March 1, 2021, in connection with his appointment as Senior Vice President of Finance of the Company. Under the terms of his employment agreement, upon his promotion to Chief Financial Officer, which was effective October 1, 2021, Mr. Zubeck (i) receives an annual base salary of $300,000, (ii) is eligible to receive an annual performance-based incentive cash bonus of up to $225,000 upon the achievement of established individual and company operational goals, and (iii) is eligible to receive an annual equity award under the Company’s 2018 Plan, as determined by our Board or our Compensation Committee, provided such award shall have a grant date value of not less than $150,000 in any fiscal year.

Mr. Zubeck is also be entitled (i) to participate in all employee benefit and welfare programs, plans and arrangements (including, without limitation, pension, profit sharing, supplemental pension and other retirement plans, insurance, hospitalization, medical and group disability benefits, travel or accident insurance plans) , and (ii) to receive fringe benefits, such as dues and fees of professional organizations and associations, in each case to the extent that such programs, plans, arrangements, and benefits are from time to time available to the Company’s executive personnel.

Mr. Zubeck’s employment agreement also provides him with severance in the event his employment is terminated without Cause (as defined in the employment agreement) by us or if he resigns for Good Reason (as defined in his employment agreement). If Mr. Zubeck is terminated without Cause or if he resigns with Good Reason, he is entitled to a payment equal to the sum of his then-existing base salary, plus an amount equal to his annual bonus amount which has been earned but has not been paid. If Mr. Zubeck is terminated by us or our successor-in-interest without Cause or he resigns with Good Reason within 12 months following a Change of Control (as defined in the employment agreement), he is entitled to a payment equal to the sum of his then-existing base salary, plus an amount equal to his annual bonus. Upon Mr. Zubeck’s termination without Cause or resignation for Good Reason, he is also entitled to the payment of continued health insurance coverage for himself and any covered dependents for 12 months following termination, subject to certain exceptions, and is entitled to immediate vesting of any unvested equity awards.

Potential Payments upon Termination or Change in Control

The following table provides information regarding the potential payments upon termination without Cause or for Good Reason, as well as upon termination without Cause or for Good Reason within 12 months following a Change in Control of the Company, which would have been paid to each executive in the event he had been terminated as of September 30, 2023, the last business day of fiscal year 2023. All payments in connection with any such termination will comply with Section 409A of the Internal Revenue Code, to the extent Section 409A applies. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

	Termination without Cause or for Good Reason			Termination without Cause or for Good Reason following a Change in Control
	Cash Payment ($)(1)	Benefits ($)(2)	Acceleration of Vesting of Shares ($)(3)	Cash Payment ($)(1)	Benefits ($)(2)	Acceleration of Vesting of Shares ($)(3)
Jonathan G. Ornstein	$3,450,000	$30,524	$201,753	$4,800,000	$30,524	$201,753
Michael J. Lotz	2,830,000	41,854	159,117	3,951,000	41,845	159,117
Brian S. Gillman	1,200,000	11,427	50,438	1,700,000	11,427	50,438
Torque Zubeck	--	--	--	--	--	--
Bradford R. Rich	--	--	--	--	--	--

(1)

Assumes a termination date of September 30, 2023, and is based on the executive’s salary, the minimum equity award, and compensation bonus payments for fiscal 2023 earned but not yet paid such person is entitled to under the respective employment agreements. In light of the limitations on total compensation under the Treasury Loan Agreement and the CARES Act, including in connection with the termination of an executive, such executives may not receive such amounts reflected in this table. No disclosure is required for Messrs. Zubeck and Rich under the SEC’s regulations in light of their departure from the Company prior to September 30, 2023.

(2)	Reflects the approximate cost related to the continuation of the executive’s health benefits for a period of 24 months following such termination.
(3)	Calculated based on an assumed termination date of September 30, 2023 and the closing market price of our common stock on the Nasdaq Global Market on such date ($0.86).

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our employees and the annual total compensation of Jonathan G. Ornstein, our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.

For our fiscal year ended September 30, 2023, our last completed fiscal year:

•
the median of the annual total compensation of all employees of the Company (other than the CEO) was $96,281; and
•
the annual total compensation of the CEO, as reported in the Summary Compensation Table included elsewhere in this proxy statement, was $1,868,406.

Based on this information, for fiscal 2023, the ratio of the annual total compensation of Mr. Ornstein, the CEO, to the median of the total compensation of all employees of the Company, was 19.4 to 1.

Determining the Median Employee. The Company determined that, as of September 30, 2023, the employee population consisted of approximately 2,234 individuals. The employee workforce consists of full and part time employees. For purposes of measuring the compensation of the employees, the Company selected total annual compensation for fiscal 2023 as the most appropriate measure of compensation, which was consistently applied to all the employees included in the calculation. Employees on leave of absence during fiscal 2023 and had zero wages were excluded from the calculation. With respect to the total annual compensation of the “median employee,” the Company identified and calculated the elements of such employee’s compensation for fiscal 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in the annual total compensation reflected above. We believe that compensation must be competitive in the marketplace for the role, internally consistent, and equitable in order to motivate our employees to deliver consistent and sustainable operating results for our shareholders.

Non-Employee Director Compensation

Fees. The following fees were paid to our non-employee directors during the 2023 election year, excluding Mr. Ireland who received no fees for his service on our Board. Directors who are full-time employee receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or committee meetings.

The following table sets forth information concerning the compensation earned by or paid to our non-employee directors during the fiscal year ended September 30, 2023:

Annual retainer (paid quarterly)	$83,000
Compensation Committee Chair retainer	$10,000
Nominating and Corporate Governance Chair retainer	$10,000
Audit Committee Chair retainer	$15,000
Presiding Independent Director retainer	$20,000

Equity Awards. Equity awards are made to our non-employee directors on an annual basis. The types and amounts of such awards are set by our Compensation Committee. During the fiscal year ended September 30, 2023, each non-employee director received a restricted common stock award in the aggregate amount of $89,700.

Other benefits. As is common in the airline industry, we provide flight benefits to the members of our Board, whereby each non-employee director and certain family members of directors receive free or reduced-fare travel on flights flown by our major airline partners at no cost to us or the director. We believe that our directors’ use of free air travel is de minimis and we did not maintain any records of non-employee directors’ travel during the fiscal year ended September 30, 2023.

Fiscal 2023 Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee directors during the 2023 election year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Ellen N. Artist	98,000	89,700	187,700
Mitchell I. Gordon	83,000	89,700	172,700
Dana J. Lockhart	83,000	89,700	172,700
Daniel J. McHugh	83,000	89,700	172,700
Harvey W. Schiller	113,000	89,700	202,700
Spyridon P Skiados	93,000	89,700	182,700
Jonathan Ireland	--	--	--

(1) Represents the aggregate grant date fair value of restricted common stock awarded to each non-employee director during the fiscal year ended September 30, 2023. Restricted common stock awards vest one year from the grant date for non-employee directors.

Policies and Practices for Granting certain Equity Awards

As disclosed elsewhere herein, our named executive officers are entitled to annual equity grants under the terms of their respective employment agreements and employment terms. These awards are generally granted on a predetermined schedule. Accordingly, the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of an award.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an executive officer of Mesa Air Group, nor did any of them have any relationships requiring disclosure by us under Item 404 of SEC Regulation S-K. With the exception of Mr. Ornstein, our Chairman and Chief Executive Officer, none of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, of which an executive officer served as a director of Mesa Air Group or member of our Compensation Committee during the fiscal year ended September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of September 30, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,545,353	$—	391,200	(2)(3)
Equity compensation plans not approved by security holders	—	$—	—
Total	4,545,353	$—	391,200	(2)(3)

(1) As of September 30, 2023, we had 4,545,353 shares of restricted stock unit awards issued to certain of our employees and directors under our 2018 Plan.

(2) The number of securities remaining available for future issuance in column (c) consists of 392,200 shares of common stock authorized and available for issuance under our 2018 Plan prior to the annual 1% increase.

(3) The number of shares authorized for issuance under our 2018 Plan are subject to an annual increase. Subject to adjustment as described in our 2018 Plan, the maximum aggregate number of shares of common stock that may be issued under our 2018 Plan will be cumulatively increased on January 1, 2020 and on each subsequent January 1 through and including January 1, 2028, by a number of shares equal to the smaller of (a) 1% of the number of shares issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our Board. Subsequent to the September 30, 2023 fiscal year end, and in connection with the 2018 Plan’s annual increase, our Board approved a 1% increase for fiscal 2023.

BENEFICIAL OWNERSHIP OF COMMON STOCK

The table below sets forth certain information with respect to the beneficial ownership of our common stock as of January 26, 2024 by:

• each of our NEOs;

• each of our directors;

• all of our directors and executive officers as a group; and

• each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

The percentage of shares beneficially owned listed in the table below is based on 40,940,326 shares of our common stock outstanding as of January 26, 2024. In computing the number of shares beneficially owned and the percentage ownership of each of the beneficial owners listed in the table below, we deemed to be outstanding all shares of restricted common stock that have vested or will vest within 60 days of January 26, 2024, and all warrants exercisable within 60 days of January 26, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, the persons or entities identified in the table below have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to applicable community property laws. The information contained in the table below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table below does not constitute an admission of beneficial ownership of those shares. Except as otherwise noted below, the address for persons listed in the table below is c/o Mesa Air Group, Inc., 410 North 44th Street, Suite 700, Phoenix, Arizona 85008. The information provided in the table below is based on our records, information filed with the SEC and information provided to us, except where otherwise noted:

	Number of Shares Beneficially Owned	Percentage of Class
Named Executive Officers
Jonathan G. Ornstein	761,157	1.86%
Michael J. Lotz	382,191	*
Brian S. Gillman	92,827	*
Bradford R. Rich[1]	68,246	*
Torque Zubeck[2]	17,740	*
Non-Employee Directors
Ellen N. Artist	79,168	*
Mitchell I. Gordon	82,968	*
Dana J. Lockhart	91,668	*
Daniel J. McHugh	47,194	*
Harvey W. Schiller	64,942	*
Spyridon P Skiados	63,868	*
Jonathan Ireland	-0-	*
All executive officers and directors as a group (12 persons)	1,414,645	3.35%
5% Shareholders
The Yucaipa Companies LLC[3]	2,964,848	7.24%
United Airlines Holdings, Inc.[4]	4,042,061	9.87%

* Represents beneficial ownership of less than 1% of our outstanding common stock.

Mr. Rich retired from the Company effective April 14, 2023. He is included in this table and elsewhere pursuant to SEC regulations.

2 Mr. Zubeck resigned from the Company effective September 15, 2023. He is included in this table and elsewhere pursuant to SEC regulations.

3 Information is based on a Schedule 13D/A filed with the SEC on December 28, 2020. The address for Ronald W. Burkle is c/o The Yucaipa Companies LLC is 9130 W. Sunset Boulevard, Los Angeles, California 90069.

4 Information is based on a Schedule 13D/A filed with the SEC on May 4, 2023. The address for United Airlines Holdings, Inc. is 233 South Wacker Drive, Chicago, Illinois 60606.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy

Our Board has a written policy and procedures for review and approval of transactions involving the Company and “related persons” (which includes our directors and executive officers or their immediate family members, or shareholders and their immediate family members owning 5% or more of our common stock). The policy applies to any transaction in which the Company is a participant and any related person that has a direct or indirect material interest, excluding transactions: (a) involving payment or reimbursement of expenses of the related person incurred in the ordinary course of the related person’s service as a director or officer of the Company; (b) where the financial or compensatory arrangements are approved or ratified by our Board; (c) where the related person’s interest arises (i) only from such person’s position as a director of a corporation or organization which is a party to the transaction; (ii) only from such person’s direct or indirect ownership of less than a 10% equity interest in another person (other than a partnership, limited liability company, trust or similar entity) that is a party to the transaction; or (iii) from both such position and such ownership; (d) where the related person’s interest arises only from the ownership of a class of equity securities of the Company and all holders of that class receive the same benefits on a pro rata basis; and (e) where an immediate family member’s interest arises from his or her status as an employee of a firm, corporation or other entity for which he or she is not also an officer, director, general partner, or principal.

Our Audit Committee reviews and approves in advance all related person transactions. In determining whether to approve a related person transaction, our Audit Committee looks to whether the related person transaction is on terms and conditions no less favorable to the Company than may reasonably be expected in arm’s-length transactions with unrelated parties. Our Audit Committee will also consider such other factors as it may determine under the circumstances of a particular transaction.

Our Audit Committee is responsible for reviewing the material facts of all related person transactions, subject to the exceptions described above. Our Audit Committee will either approve or disapprove the entry into the related person transaction. If advance approval is not feasible, the transaction will be considered and, if our Audit Committee determines it to be appropriate, ratified at our Audit Committee’s next regularly scheduled meeting. In determining whether to approve or ratify a transaction with a related person, our Audit Committee will take into account, among other factors that it determines to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Information relating to our transactions with related persons is set forth immediately below.

Since the beginning of our fiscal year ended September 30, 2023, we had no transactions pursuant to which we were a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Indemnification Agreements

Our Second Amended and Restated Articles of Incorporation compel indemnification of our directors and officers and permit indemnification of our employees and other agents, in each case to the maximum extent permitted by Nevada law, and our Bylaws provide for indemnification of our directors, officers, employees and other agents to the maximum extent permitted by Nevada law. In addition, we have entered into indemnification agreements with our directors and NEOs containing provisions which are in some respects broader than the specific indemnification provisions contained in Nevada law. The indemnification agreements may require us, among other things, to indemnify our directors and officers against certain liabilities that may arise by reason of their status or service as directors and officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

Our Board of Directors periodically reviews the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and management, to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. Our Board of Directors has affirmatively determined that each director other than Jonathan G. Ornstein, our Chairman and Chief Executive Officer, and Jonathan Ireland, who was appointed to our Board on May 2, 2023 to serve as a designee of United Airlines, Inc., is “independent,” as defined by the rules of the Nasdaq Stock Market. Under the Nasdaq Stock Market rules, a director can be independent only if the director does not trigger a categorical bar to independence and our Board of Directors affirmatively determines that the director does not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment by the director in carrying out the responsibilities of a director. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq listing rules. In making this determination, our Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence.

In accordance with the rules of the Nasdaq Stock Market our Board has determined that all of the members of the Audit Committee are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act. Our Board has determined that each member of our Compensation Committee is independent under the Nasdaq Listing Rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. Our Board has affirmatively determined that each of members of the Nominating and Corporate Governance Committee meet the definition of “independent director” for purposes of the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by RSM US LLP, Phoenix Arizona, and Ernst & Young LLP, Phoenix, Arizona, our independent auditors, for the fiscal years ended September 30, 2023 and September 30, 2022, respectively:

	Fiscal Year Ended September 30,
	2023	2022
Audit fees(1)	$ 1,358,719	$ 933,392
Audit-related fees(2)	—	38,000
Tax fees(3)	—	170,454

Total fees	$ 1,358,719	$ 1,141,846

(1) Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K for the fiscal years ended September 30, 2023 and September 30, 2022, review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services normally provided in connection with regulatory filings.

(2) Consists of fees billed for professional services for assurance and related services that are traditionally performed by our independent registered public accounting firm, including due diligence related to mergers and acquisitions, audits of employee benefit plans and special procedures required to meet certain regulatory requirements.

(3) Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE
NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consistent with the requirements of the SEC and the PCAOB regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation, retaining and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm to the Company. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit and case-by-case basis before the independent auditor is engaged to provide each service. All of the services provided by RSM US LLP and Ernst & Young for the fiscal years ended September 30, 2023 and September 30, 2022, respectively, described above were pre-approved by our Audit Committee or our Board. Our Audit Committee determined that the rendering of services other than audit services by RSM US LLP and Ernst & Young were compatible with maintaining the principal accountant's independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

A)
Documents filed as part of this Amendment:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

3.3	Amendment to Second Amended and Restated Bylaws of Mesa Air Group, Inc., effective as of January 13, 2023	8-K	January 13, 2023	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock	10-K	January 26, 2024	4.2

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.1#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.3#	Amended and Restated Employment Agreement between the Registrant and	S-1/A	July 30, 2018	10.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	Jonathan G. Ornstein, dated July 26, 2018

10.4#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.5#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated July 26, 2018	S-1/A	July 30, 2018	10.9

10.6#	Employment Agreement between the Registrant and Torque Zubeck, dated February 23, 2021	10-K	December 10, 2021	10.10

10.7.1††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.7.2††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021	10-K	December 10, 2021	10.11.4

10.7.3††	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022	10-Q	May 9, 2022	10.1

10.7.4††	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022	10-Q	August 8, 2022	10.3

10.7.5††	Fourth Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines,	10-K	December 29, 2022	10.7.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	Inc. and Mesa Airlines, Inc. dated August 8, 2022

10.7.6††	Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., Mesa Airlines, Inc., and Mesa Air Group, Inc., dated December 27, 2022	10-Q	February 9, 2023	10.2

10.8††	Aircraft Purchase Agreement between Mesa Airlines, Inc. and United Airlines, Inc. dated September 27, 2022	10-K	December 29, 2022	10.8

10.9.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.9.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.9.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.9.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

10.9.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines,	10-Q	August 9, 2021	10.2.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	Inc. and American Airlines, Inc. dated June 9, 2021

10.9.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021	10-K	December 10, 2021	10.12.6

10.9.7††	Amendment No.7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022	10-Q	May 9, 2022	10.12.8

10.9.8††	Amendment No.8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022	10-Q	August 8, 2022	10.12.9

10.9.9††	Amendment No.9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022	10-Q	August 8, 2022	10.12.10

10.9.10††	Amendment No.10 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-K	December 29, 2022	10.9.10

10.9.11	Amendment No.11 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-Q	February 9, 2023	10.1

10.10.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors	S-1/A	July 30, 2018	10.12.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016

10.10.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.10.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.10.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

10.10.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018	S-1/A	July 30, 2018	10.12.5

10.10.6††	Second Amended and Restated Credit and Guaranty Agreement, among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, NA, dated as of June 30, 2022	10-Q	February 9, 2023	10.6

10.10.7††	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.4

10.10.8††	Amendment No. 2 to Second Amended and Restated Credit and	10-Q	February 9, 2023	10.5

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	Guaranty Agreement, dated January 27, 2023

10.10.9††	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement, dated September 6, 2023	10-K	January 26, 2024	10.10.9

10.11.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.14.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.14.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.14.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.15	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.16.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

10.16.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.16.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.16.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.16.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.16.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.16.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.16.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.16.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.16.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.17.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.17.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.17.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.17.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

10.17.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.18.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors	10-K	December 14, 2020	10.22.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
	party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent

10.18.2	Modification and Waiver Agreement, dated December 22, 2022, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasurer, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-Q	February 9, 2023	10.3

10.19	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021	10-Q	February 9, 2022	10.1

10.20††	Engine Sale and Purchase Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.7

21.1	List of subsidiaries of the Registrant	10-K	January 26, 2024	21.1

23.1	Consent of RSM US LLP, PCAOB ID: 49	10-K	January 26, 2024	23.1

23.2	Consent of Ernst and Young LLP, PCAOB ID: 42	10-K	January 26, 2024	23.2

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Clawback Policy	10-K	January 26, 2024	97

101.INS	Inline XBRL Instance Document	10-K	January 26, 2024	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	January 26, 2024	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	January 26, 2024	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	January 26, 2024	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	January 26, 2024	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	January 26, 2024	101.PRE

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

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

Date: February 26, 2024 MESA AIR GROUP, INC.

By: /s/ Michael J. Lotz

Michael J. Lotz

President and Chief Financial Officer

(Principal Financial Officer)

Active\1607363664.3