Form 10-Q
period 2023-12-31
MESA AIR GROUP INC
filed 2024-05-24
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 1, 2024, the registrant had 40,940,326 shares of common stock, no par value per share, issued and outstanding.

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission on January 26, 2024. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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
▪
the direct operation of regional jets United Airlines, Inc. ("United");
▪
the financial strength of United and its ability to successfully manage its businesses through the unprecedented decline in air travel attributable to the COVID-19 pandemic or any other public health epidemic;
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, excluding our existing Flight Services Agreement with DHL Network Operations (USA), Inc. ("DHL"), which restrictions will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company’s satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (December 31, 2023 is unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$16,068	$32,940
Restricted cash	3,134	3,132
Receivables, net ($1,265 and $4,016 from related party)	5,517	8,253
Expendable parts and supplies, net	28,830	29,245
Assets held for sale	92,260	57,722
Prepaid expenses and other current assets	4,476	7,294
Total current assets	150,285	138,586

Property and equipment, net	534,459	698,022
Lease and equipment deposits	1,630	1,630
Operating lease right-of-use assets	8,959	9,709
Deferred heavy maintenance, net	7,200	7,974
Assets held for sale	40,336	12,000
Other assets	32,764	30,546
Total assets	$775,633	$898,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($19,335 and $20,500 from related party)	$156,789	$163,550
Current portion of deferred revenue	3,983	4,880
Current maturities of operating leases	3,240	3,510
Accounts payable	54,451	58,957
Accrued compensation	7,657	10,008
Other accrued expenses	27,774	27,001
Total current liabilities	253,894	267,906
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($36,795 and $30,630 from related party)	315,464	364,728
Noncurrent operating lease liabilities	7,706	8,077
Deferred credits from related party	4,464	4,617
Deferred income taxes	8,842	8,414
Deferred revenue, net of current portion	14,062	16,167
Other noncurrent liabilities	28,589	28,522
Total noncurrent liabilities	379,127	430,525
Total liabilities	633,021	698,431
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 40,940,326 (2024) and 40,940,326 (2023) shares issued and outstanding, 4,899,497 (2024) and 4,899,497 (2023) warrants issued and outstanding	271,581	271,155
Accumulated deficit	(128,969)	(71,119)
Total stockholders' equity	142,612	200,036
Total liabilities and stockholders' equity	$775,633	$898,467

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2023	2022
Operating revenues:
Contract revenue ($96,412 and $59,370 from related party)	$101,100	$128,450
Pass-through and other revenue	17,677	18,723
Total operating revenues	118,777	147,173

Operating expenses:
Flight operations	51,818	58,320
Maintenance	48,627	48,287
Aircraft rent	1,204	4,083
General and administrative	12,009	13,988
Depreciation and amortization	13,293	15,203
Asset impairment	40,384	3,719
Loss on sale of assets	386	—
(Gain) on extinguishment of debt	(2,954)	—
Other operating expenses	2,458	1,126
Total operating expenses	167,225	144,726
Operating income/(loss)	(48,448)	2,447
Other income (expense), net:
Interest expense	(11,160)	(11,276)
Interest income	14	71
Unrealized gain/(loss) on investments, net	2,451	(1,679)
Other income (expense), net	157	417
Total other expense, net	(8,538)	(12,467)
Loss before taxes	(56,986)	(10,020)
Income tax expense/(benefit)	864	(930)
Net loss and comprehensive loss	$(57,850)	$(9,090)
Net loss per share attributable to
common shareholders
Basic	$(1.41)	$(0.25)
Diluted	$(1.41)	$(0.25)
Weighted-average common shares outstanding
Basic	40,940	36,378
Diluted	40,940	36,378

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

	Three Months Ended December 31, 2023
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	427	—	427
Net loss	—	—	—	(57,850)	(57,850)
Balance at December 31, 2023	40,940,326	4,899,497	$271,582	$(128,969)	$142,612

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,850)	$(9,090)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	13,293	15,203
Stock compensation expense	427	688
Unrealized (gain)/loss on investments, net	(2,451)	1,679
Deferred income taxes	428	(1,014)
Amortization of deferred credits	(153)	(213)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	2,291	1,379
Asset impairment	40,384	3,719
(Gain)/loss on sale of assets	386	—
(Gain) on extinguishment of debt	(2,954)	—
Other	912	55
Changes in assets and liabilities:
Receivables	2,736	(9,137)
Expendable parts and supplies	415	1,150
Prepaid expenses and other operating assets and liabilities	2,604	2,290
Accounts payable	(3,903)	(7,008)
Deferred revenue	(3,002)	(5,256)
Accrued expenses and other liabilities	(1,513)	(656)
Operating lease right-of-use assets and liabilities	109	177
Net cash used in operating activities	(7,841)	(6,034)

Cash flows from investing activities:
Capital expenditures	(6,884)	(16,740)
Proceeds from sale of aircraft and engines	53,489	—
Refund (payment) of equipment and other deposits	—	131
Net cash provided by (used in) investing activities	46,605	(16,609)

Cash flows from financing activities:
Proceeds from long-term debt	81,855	39,000
Principal payments on long-term debt and finance leases	(137,489)	(17,544)
Payments of debt and warrant issuance costs	—	(417)
Payment of tax withholding for RSUs	—	(1)
Net cash (used in) provided by financing activities	(55,634)	21,038

Net change in cash, cash equivalents and restricted cash	(16,870)	(1,605)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$19,202	$59,420

Supplemental cash flow information
Cash paid for interest	$6,948	$7,763
Cash paid for income taxes, net	$—	$—
Operating lease payments in operating cash flows	$1,211	$4,679
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$339	$236
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$—	$76,185

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 82 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. Mesa operated or maintained as operational spares a fleet of 80 regional aircraft with approximately 280 daily departures and 2,246 employees as of December 31, 2023. Mesa’s fleet were conducted under the Company’s Capacity Purchase Agreement ("CPA") and Flight Services Agreement ("FSA"), leased to a third party, held for sale, or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United and FSA with DHL (each, our “major partner”). Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three months ended December 31, 2023 and December 31, 2022 were derived from operations associated with the CPA, FSA, and leases of aircraft to a third party. Revenues during the period ended December 31, 2022 also included revenues derived from our CPA with American Airlines, Inc. ("American"), which terminated in April 2023.

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

Impact of Pilot Shortage and Transition of Operations to United

During our three months ended December 31, 2023 and fiscal year ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay of nearly 118% for captains and 172% for new hires.

As a result of pilot shortage, we produced less block hours to generate revenues. During the three months ended December 31, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $7.8 million and net loss of $57.9 million, including a non-cash impairment charge of $40.4 million related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during the three months ended December 31, 2023.

•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. We entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of September 2024, with net cash from these transactions expected to be approximately $(12.1) million. Subsequent to December 31, 2023, the Company entered into a binding Memorandum with RASPRO to defer the $50.3 million buyout obligation until September 2024, subject to the payment of certain commitment fee amounts which are due in May, July, and August, along with certain RASPRO Trust administration fee amounts. See note 16 for additional disclosure regarding the binding Memorandum.
•
The Company closed the sale of the remaining four aircraft during the three months ended December 31, 2023 as part of an agreement entered into with a third party for the sale of 11 CRJ-900 aircraft. We previously reported on the sale of seven of the aircraft in our 2023 Form 10-K. Gross proceeds from the sale of the remaining four aircraft was $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our loan with the United States Department of the Treasury (the "UST Loan").
•
The Company closed the sale of the remaining four aircraft during the three months ended December 31, 2023 as part of an agreement entered into with American for the sale of seven CRJ-900 aircraft. Gross proceeds from the sale of the remaining four aircraft was $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of our loan with Export Development Bank of Canada ("EDC Loan") and the junior note with MHIRJ ("MHIRJ junior note"). MHIRJ had previously agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in principal by December 31, 2023. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.
•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024. We generated an additional approximately $20.4 million in incremental revenue from October 1, 2023 through April 30, 2024, and are projected to generate an additional $26.8 million in incremental revenue from May 1, 2024 through December 31, 2024. We received additional payments of $8.8 million in January related to the block hour rate increase from October 1, 2023 through December 31, 2023, and $21.3 million in additional payments related to the block hour rate increase from October 1, 2023 through April 30, 2024.
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
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated. Subsequent to December 31, 2023, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company were released as collateral for the United credit facility, as provided in Amendment No. 4.
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
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.

•
On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. Subsequent to December 31, 2023, we closed the sale of all 12 engines for gross proceeds of $54.2 million and $15.9 million of net proceeds after the retirement of debt.
•
We entered into a purchase agreement with a third party which provides for the sale of 23 spare engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. On April 22, 2024, the Company entered into a binding Memorandum that provides for the payment of certain commitment fee amounts by the Company, which are due in May, July, and August, along with certain RASPRO Trust administration fee amounts, in consideration for the deferral of the buyout obligation until September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the Memorandum. The terms agreed to in the Memorandum will be set forth in a definitive lease amendment to be entered into by the parties.

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

As of December 31, 2023, the Company has $156.8 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we have the ability to fly up to 80 aircraft for United. The aircraft can be a mix of any number of E-175, or CRJ-900 aircraft so long as the number of aircraft operating at any given time does not exceed 80. As of December 31, 2023, we operated 54 E-175 and 26 CRJ-900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028.

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

On December 27, 2022, we entered into the Amended and Restated United CPA, which provides, among other things, for the following amended terms:

•
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating. As of December 31, 2023, we operated 26 CRJ-900 aircraft under our Amended and Restated United CPA;
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
•
United's existing utilization waiver for the Company’s operation of E-175LL Covered Aircraft (as defined in the United CPA) to be extended to December 31, 2023;
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

In January 2024, the Amended and Restated United CPA was amended with the January 2024 United CPA Amendments which provide for the following:

•
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024;
•
Amended certain notice requirements for removal by United of up to eight CRJ-900 Covered Aircraft (as defined in the United CPA) from the United CPA;
•
Extended United's existing utilization waiver for the Company's operation of E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA) to June 30, 2024.

Additionally, in January 2023, in consideration for entering in the Amended and Restated United CPA and providing the revolving line of credit, discussed in Note 8, the Company (i) granted United the right to designate one individual to the Company's board of directors (the "United Designee"), which occurred effective May 2, 2023 with the appointment of Jonathan Ireland and (ii) issued to United 4,042,061 shares of the Company’s common stock equal to approximately 10% of the Company’s issued and outstanding capital stock on such date (the "United Shares"). United's board designee rights will terminate at such time as United's equity ownership in the Company falls below five percent (5%) of the Company's issued and outstanding stock.

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

On February 29, 2024, March 29, 2024, April 1, 2024, April 19, 2024, and April 30, 2024, we received individual notices from United exercising its right under Section 2.4(a) of the United CPA to remove a total of 10 CRJ-900 Covered Aircraft (as defined in the United CPA), effective as follows: two aircraft - March 31, 2024; two aircraft - April 30, 2024; one aircraft - May 21, 2024; one aircraft - May 31, 2024; two aircraft - June 30, 2024; and two aircraft - July 31, 2024.

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four Boeing 737 aircraft which are leased to us from DHL and a third party to provide cargo air transportation services as of December 31, 2023. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

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

In February 2024, we mutually agreed to the consensual wind-down of our flight operations on behalf of DHL and ceased all such operations on March 1, 2024.

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2023 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

Segment Reporting

As of December 31, 2023, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement and a flight services agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three months ended December 31, 2023, we recognized approximately $3.0 million of previously deferred revenue. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of December 31, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending December 31,	Total Deferred Revenue
2024 (remainder of)	$2,139
2025	5,733
2026	4,350
2027	4,093
2028	1,625
Thereafter	105
Total	$18,045

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $34.9 million and $41.1 million of lease revenue for the three months ended December 31, 2023 and December 31, 2022, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

Historically, the Company had lease agreements with GoJet Airlines LLC (“GoJet”) to lease 20 CRJ-700 aircraft. The lease agreements are accounted for as operating leases and have a term of nine (9) years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

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

During fiscal year 2022, the Company terminated its lease agreements with GoJet to lease 18 of the 20 CRJ-700 aircraft and classified the 18 aircraft as assets held for sale. All 18 aircraft were sold as of December 31, 2023. The remaining two lease agreements are accounted for as finance leases.

The following table summarizes future minimum rental payments under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of December 31, 2023 (in thousands):

Periods Ending December 31,	Total Payments
2024 (remainder of)	$1,638
2025	2,184
2026	2,184
2027	2,184
2028	2,184
Thereafter	5,824
Total	$16,198

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

We lease, at nominal rates, certain aircraft from United and DHL under our CPA and FSA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, 18 of our aircraft are leased from third parties. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at December 31, 2023 and September 30, 2023 were $4.9 million and $5.1 million, respectively. We recognized $1.0 million and $0.2 million of the deferred credits within contract revenue during the three months ended December 31, 2023 and December 31, 2022, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.8 million and $0.8 million for the three months ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and September 30, 2023, our deferred heavy maintenance balance, net of accumulated amortization, was $7.2 million and $8.0 million, respectively.

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

Engine overhaul expense totaled $5.8 million and $8.7 million for the three months ended December 31, 2023 and December 31, 2022, respectively, of which $5.7 million and $8.7 million, respectively, was pass-through expense. Airframe C-check expense totaled $6.4 million and $5.1 million for the three months ended December 31, 2023 and December 31, 2022, respectively, of which $3.8 million and $4.4 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of December 31, 2023.

3.
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR), or another reference rate expected to be discontinued. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has determined that the U.S. dollar LIBOR will be replaced by the Secured Overnight Financing Rate (SOFR). Optional expedients can be applied through December 31, 2024. Under the expedient, the Company will account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts will consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. A new effective yield will be established based on the new carrying amount and revised cash flows.

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

As of December 31, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three months ended December 31, 2023 and December 31, 2022 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at December 31, 2023 and September 30, 2023 was derived from these agreements.

American accounted for 0% and approximately 45% of our total revenue for the three months ended December 31, 2023 and December 31, 2022, respectively. United accounted for approximately 96% and 50% of our total revenue for the three months ended December 31, 2023 and December 31, 2022, respectively. The wind-down period of the American CPA ended on April 3, 2023, at which the American CPA was officially terminated. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of December 31, 2023 or September 30, 2023. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

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

As of September 30, 2023, the Company had 15 CRJ-900 aircraft classified as held for sale with a net book value of $69.7 million, $57.7 million was classified as classified as current assets on our condensed consolidated balance sheet and $12.0 million of which was classified as noncurrent assets on our condensed consolidated balance sheet. During the three months ended December 31, 2023, the Company closed the sale of four CRJ-900 aircraft to American for gross proceeds of $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of the EDC Loan and MHIRJ junior note. Additionally, during the three months ended December 31, 2023, the Company closed the sale of four CRJ-900 aircraft to a third party for gross proceeds of $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction on the UST Loan. The sale of these assets reduced the total held for sale balance by $53.9 million, $41.9 million of which reduced the balance of current held for sale assets and $12.0 million of which reduced the balance of noncurrent held for sale assets.

During the three months ended December 31, 2023, eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 GE model CF34-8C engines were designated as held for sale. The Company wrote down the value of the assets with signed purchase agreements to the agreed upon sales price, which approximates fair value, and wrote down the value of held for sale assets with no signed agreement to a third party appraisal value. The Company reclassified $111.7 million to held for sale related to these assets, $71.4 million of which is classified as current assets on our condensed consolidated balance sheet and $40.3 million of which is classified as noncurrent assets on our condensed consolidated balance sheet. The Company recorded an impairment loss of $45.5 million on the assets designated as held for sale during the three months ended December 31, 2023, which was slightly offset by a $5.1 million impairment gain due to fair value adjustments on assets previously designated as held for sale. The total impairment loss related to held for sale assets during the three months ended December 31, 2023 was $40.4 million.

As of December 31, 2023, the Company has 15 CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 engines that are classified as assets held for sale with a net book value of $132.6 million, $92.3 million of which is classified as current assets on our condensed consolidated balance sheet and $40.3 million of which is classified as noncurrent assets on our condensed consolidated balance sheet. The following table summarizes the Company's held for sale activity during the three months ended December 31, 2023 (in millions):

	Total	Current Assets	Noncurrent Assets

Held for sale balance as of September 30, 2023	$69.7	$57.7	$12.0
Assets sold	(53.9)	(41.9)	(12.0)
Assets reclassified to held for sale	111.7	71.4	40.3
Impairment gain due to fair value adjustments	5.1	5.1	—
Held for sale balance as of December 31, 2023	$132.6	$92.3	$40.3

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	December 31,	September 30,
	2023	2023
Expendable parts and supplies, net:
Expendable parts and supplies	$40,215	$39,630
Less: expendable parts warranty	(7,218)	(6,295)
Less: obsolescence	(4,167)	(4,090)
	$28,830	$29,245
Prepaid expenses and other current assets:
Prepaid aviation insurance	$1,596	$3,176
Prepaid vendors	896	143
Prepaid other insurance	761	1,205
Lease incentives	143	1,125
Prepaid fuel and other	1,080	1,645
	$4,476	$7,294
Property and equipment, net:
Aircraft and other flight equipment	$779,436	$1,039,782
Other equipment	9,467	9,421
Total property and equipment	788,903	1,049,203
Less: accumulated depreciation	(254,444)	(351,181)
	$534,459	$698,022
Other assets:
Investments in equity securities	$23,021	$20,320
Lease incentives	919	954
Contract asset	8,309	8,756
Other	515	516
	$32,764	$30,546
Other accrued expenses:
Accrued property taxes	$3,052	$5,281
Accrued interest	5,099	3,447
Accrued vacation	6,933	6,763
Accrued lodging	3,165	3,984
Accrued maintenance	1,546	2,117
Accrued simulator costs	242	1,006
Accrued employee benefits	1,681	1,450
Accrued fleet operating expense	1,668	650
Other	4,388	2,303
	$27,774	$27,001
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	495	429
Other	1,819	1,818
	$28,589	$28,522

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

During the fiscal year ended September 30, 2023, due to the impacts of the pilot shortage and the pilot wage increase, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups. The Company concluded that the net book value of our United asset group was fully recoverable and did not record any impairment.

During the three months ended December 31, 2023, eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 GE model CF34-7C engines were reclassified to held for sale and evaluated for impairment. The Company determined that the carrying value of the assets exceeded their estimated fair value and recognized an impairment loss of $40.4 million during the three months ended December 31, 2023 related to the held for sale aircraft. The Company determined that no other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $13.3 million and $14.4 million for the three months ended December 31, 2023 and December 31, 2022, respectively.

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

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $2.5 million unrealized gain on the investment in Archer during the three months ended December 31, 2023. The total value of the investment in Archer is $13.9 million as of December 31, 2023.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under

ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities. The initial investment in preferred stock was measured at cost of $5.0 million. Subsequent to December 31, 2023, the Company transferred its vested investment in Heart to United and realized a gain on the investment of $7.2 million.

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

On March 12, 2024, the privately-held manufacturer of the VTOL aircraft, XTI Aerospace, Inc ("XTIA")., and its merger subsidiary completed their merger agreement, and began trading as XTIA on the Nasdaq Composite on March 13, 2024, resulting in a readily determinable fair value on our investment in XTIA. The fair values of the Company's investments in XTIA are now Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities.

Total net gain/(loss) on our investments in equity securities totaled $2.5 million and $(1.7) million for the three months ended December 31, 2023 and December 31, 2022, respectively, and are reflected in unrealized gain/(loss) on investments, net in our condensed consolidated statements of operations and comprehensive loss. As of December 31, 2023 and September 30, 2023, the aggregate carrying amount of our investments in equity securities was $23.0 million and $20.3 million, respectively, and the carrying amount of our investments without readily determinable fair values was $8.8 million and $8.8 million, respectively.

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

Other than our assets held for sale and investments in equity securities described in Notes 5 and 6, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of December 31, 2023 and September 30, 2023.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	December 31, 2023		September 30, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$481.0	$456.0	$538.3	$493.6

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of December 31, 2023 and September 30, 2023, consisted of the following (in thousands):

	December 31,	September 30,
	2023	2023

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$-	$39,018
Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	108,815	108,815
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	86,194	90,401
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics	45,630	40,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	10,500	10,500
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	68,540	67,637
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	271	1,075
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2024, collateralized by the underlying equipment	38,846	41,098
Notes payable to financial institution, quarterly interest based on SOFR plus interest spread at 3.50% through 2027	122,155	139,100
Gross long-term debt, including current maturities	480,951	538,274
Less unamortized debt issuance costs	(4,383)	(5,083)
Less notes payable warrants	(4,315)	(4,913)
Net long-term debt, including current maturities	472,253	528,278
Less current portion, net of unamortized debt issuance costs	(156,789)	(163,550)
Net long-term debt	$315,464	$364,728

Principal maturities of long-term debt as of December 31, 2023, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
2024 (remainder of)	$152,275
2025	49,263
2026	172,700
2027	51,313
2028	30,878
Thereafter	24,522
$480,951

The carrying value of collateralized aircraft and equipment as of December 31, 2023 was approximately $586.6 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of December 31, 2023, we had $108.8 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. As of December 31, 2023, we have achieved $9.75 million in forgiveness. Subsequent to December 31, 2023, we earned an additional $0.75 million in forgiveness. As the bridge loan is still outstanding as of December 31, 2023, the forgiveness is not currently recognizable. However, subsequent to December 31, 2023, the Company repaid our bridge loan in full, and the $10.5 million in forgiveness achieved was recognized as a deemed prepayment. $4.5 million of the deemed prepayment remains outstanding.

On September 6, 2023, the Company amended the existing United Credit Facility to (i) permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan (as defined in the United Credit Facility) previously repaid; (ii) increased the amount of Revolving Commitments (as defined in the United Credit Facility) from $30.7 million to $50.7 million, in each case, plus the original principal amount of the Effective Date Bridge Loan and subject to the Borrowing Base (as defined in the United Credit Facility); and (iii) amended the calculation of the Borrowing Base. Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans. Amounts borrowed under the Amended Credit Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines, a pledge of certain of the Company’s bank accounts and a pledge of the Company’s stock in certain aviation companies. As of May 23, 2024, the Company has $2.2 million available to draw on the line of credit.

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

On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the SOFR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0.

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

9.
Loss Per Share

Calculations of net loss per common share were as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Net loss	$(57,850)	$(9,090)
Basic weighted average common shares outstanding	40,940	36,378
Diluted weighted average common shares outstanding	40,940	36,378
Net loss per common share attributable to Mesa Air Group:
Basic	$(1.41)	$(0.25)
Diluted	$(1.41)	$(0.25)

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

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of December 31, 2023, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was -1.5% and 9.3% for the three months ended December 31, 2023 and 2022, respectively. The Company’s ETR during the three months ended December 31, 2023 decreased from the prior year tax rate, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of December 31, 2023, the Company had aggregate federal and state net operating loss carryforwards of approximately $560.0 million and $247.0 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.5 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the three months ended December 31, 2023 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2023	736,891	$3.35
Granted	—	$—
Vested	—	$—
Forfeited	(8,000)	$4.72
Restricted shares unvested at December 31, 2023	728,891	$3.33

As of December 31, 2023, there was $1.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2023 and December 31, 2022 was $0.4 million and $0.7 million, respectively.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the three months ended December 31, 2023 and December 31, 2022 were zero and $1.0 thousand, respectively, for which the Company withheld zero and 847 shares of our common stock, respectively, that were underlying the RSUs that vested.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2023, eligible employees purchased and we issued an aggregate of 444,590 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP.

14.
Leases

As of December 31, 2023, we leased 18 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating and finance leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives. Finance lease is capitalized and depreciated over the useful life of the asset.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $8.0 million and $6.9 million for the three months ended December 31, 2023 and December 31, 2022, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended December 31,
	2023	2022
Operating lease costs	$1,278	$4,699
Variable and short-term lease costs	1,279	889
Interest expense on finance lease liabilities	1,289	274
Amortization expense of finance lease assets	4,123	1,046
Total lease costs	$7,969	$6,907

As of December 31, 2023, our operating leases have a remaining weighted average lease term of 6.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.8%.

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

15.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

16.
Subsequent Events

United Agreements

On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below

o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024. We generated an additional approximately $20.4 million in incremental revenue from October 1, 2023 through April 30, 2024,

and are projected to generate an additional $26.8 million in incremental revenue from May 1, 2024 through December 31, 2024.
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

On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension ("Amendment No. 4") and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated. Subsequent to December 31, 2023, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million.
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company are being released as collateral for the United credit facility, subject to certain conditions. Additionally, as a result of the repayment of the Effective Date Bridge Loan, $10.5 million of the potential $15 million deemed prepayment was achieved and recognized as prepaid.
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

On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.

On February 29, 2024, March 29, 2024, April 1, 2024, and April 19, 2024, and April 30, 2024, we received individual notices from United exercising its right under Section 2.4(a) of the United CPA to remove a total of 10 CRJ-900 Covered Aircraft (as defined in the United CPA), effective as follows: two aircraft - March 31, 2024; two aircraft - April 30, 2024; one aircraft - May 21, 2024; one aircraft - May 31, 2024; two aircraft June 30, 2024; and two aircraft - July 31, 2024.

DHL Amendment

In February 2024, we mutually agreed to the consensual wind-down of our flight operations on behalf of DHL and ceased all such operations on March 1, 2024.

Engine Purchase Agreement

Subsequent to December 31, 2023, we closed the sale of all 12 engines as part of the engine purchase agreement with a third party for gross proceeds of $54.2 million and $15.9 million of net proceeds after the retirement of debt.

RASPRO Letter Agreement and Memorandum

On April 15, 2024, the Company entered into a letter agreement with RASPRO to defer the $50.3 million buyout obligation until May 15, 2024, subject to the payment of additional sums by April 15, 2024 and April 29, 2024 and certain other conditions.

On April 22, 2024, the Company entered into a binding Memorandum that provides for the payment of certain commitment fee amounts by the Company, which are due in May, July, and August, along with certain RASPRO Trust administration fee amounts, in consideration for the deferral of the buyout obligation until September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the Memorandum. The terms agreed to in the Memorandum will be set forth in a definitive lease amendment to be entered into by the parties.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 82 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico as well as cargo services out of Cincinnati/Northern Kentucky International Airport. Mesa operated or maintained as operational spares a fleet of 84 aircraft with approximately 280 daily departures and 2,246 employees as of December 31, 2023. Mesa’s fleet were conducted under the Company’s Capacity Purchase Agreement ("CPA") and Flight Services Agreement ("FSA"), leased to a third party, held for sale, or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United and FSA with DHL (each, our “major partner”). All of the Company’s consolidated contract revenues for the three months ended December 31, 2023 and December 31, 2022 were derived from operations associated with the CPA, FSA, and leases of aircraft to a third party. Revenues during the period ended December 31, 2022 also included revenues derived from our CPA with American Airlines, Inc. ("American"), which terminated in April 2023.

As of December 31, 2023, our fleet consisted of 112 aircraft which we operated under our CPA and FSA, leased to a third party, held for sale, or maintained as spares, with approximately 280 daily departures. As of December 31, 2023, we operated 54 E-175 and 26 CRJ-900 aircraft under our United CPA. We operated three Boeing 737-400F and one 737-800F aircraft under our DHL FSA. We leased two aircraft under our lease with a third party. As of December 31, 2023, approximately 93% of our aircraft in scheduled service were operated for United, approximately 5% were operated for DHL, and approximately 2% were leased to a third party. All of our operating revenue in our three months ended December 31, 2023 was derived from operations associated with our United CPA, DHL FSA, and from leases of aircraft to a third party.

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

Results of Operations

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

We had operating loss of $48.4 million in our three months ended December 31, 2023 compared to operating income of $2.4 million in our three months ended December 31, 2022. In our three months ended December 31, 2023, we had net loss of $57.9 million compared to net loss of $9.1 million in our three months ended December 31, 2022.

Our operating results for the three months ended December 31, 2023 worsened as a result of decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract, partially offset by an increased United block hour compensation rate for our new pilot pay scale. Our operating expenses worsened primarily as a result of impairment charges associated with designating assets as held for sale. The increase in operating expense is partially offset due to (i) decreases in flight operations as a result of decreased pilot training and lower pilot wages; (ii) decreases in aircraft rent expense, due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; (iii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft; and (iv) the gain on extinguishment of debt in connection with the retirement of the EDC Loan and MHIRJ junior note.

Operating Revenues

	Three Months Ended December 31,
	2023		2022		Change
Operating revenues ($ in thousands):
Contract		$101,100		$128,450		$(27,350)	(21.3)%
Pass-through and other		17,677		18,723		(1,046)	(5.6)%
Total operating revenues		$118,777		$147,173		$(28,396)	(19.3)%

Operating data:
Available seat miles—ASMs (thousands)		1,026,800		1,175,745		(148,945)	(12.7)%
Block hours		46,658		50,940		(4,282)	(8.4)%
Revenue passenger miles—RPMs (thousands)		865,287		1,006,480		(141,193)	(14.0)%
Average stage length (miles)		535		565		(30)	(5.3)%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.85	¢	10.92	¢	(1.07)	(9.8)%
Passengers		1,608,170		1,746,376		(138,206)	(7.9)%

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

Total operating revenue decreased by $28.4 million, or 19.3%, to $118.8 million for our three months ended December 31, 2023 as compared to our three months ended December 31, 2022. Contract revenue decreased by $27.4 million, or 21.3%, to $101.1 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the three months ended December 31, 2022. Our block hours flown during our three months ended December 31, 2023, decreased 8.4% compared to the three months ended December 31, 2022 due to a decrease in scheduled flying for United across the E-175 and CRJ fleet. Our pass-through and other revenue decreased by $1.0 million, or 5.6%, to $17.7 million compared to our three months ended December 31, 2022 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2023	2022	Change
Operating expenses ($ in thousands):
Flight operations	$51,818	$58,320	$(6,502)	(11.1)%
Maintenance	48,627	48,287	340	0.7%
Aircraft rent	1,204	4,083	(2,879)	(70.5)%
General and administrative	12,009	13,988	(1,979)	(14.1)%
Depreciation and amortization	13,293	15,203	(1,910)	(12.6)%
Asset impairment	40,384	3,719	36,665	986%
Loss on sale of assets	386	—	386	100.0%
(Gain) on extinguishment of debt	(2,954)	—	(2,954)	100.0%
Other operating expenses	2,458	1,126	1,332	118.3%
Total operating expenses	$167,225	$144,726	$22,499	15.5%
Operating data:
Available seat miles—ASMs (thousands)	1,026,800	1,175,745	(148,945)	(12.7)%
Block hours	46,658	50,940	(4,282)	(8.4)%
Average stage length (miles)	535	565	(30)	(5.3)%
Departures	26,254	27,776	(1,522)	(5.5)%

Flight Operations. Flight operations expense decreased $6.5 million, or 11.1%, to $51.8 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022. The decrease was primarily driven by decreased pilot training and lower pilot wages.

Maintenance. Aircraft maintenance expense increased $0.3 million, or 0.7%, to $48.6 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022. This increase was primarily driven by an increase in C-check maintenance expenses, partially offset by engine overhaul. Total pass-through maintenance expenses reimbursed by our major partners decreased by $1.2 million during our three months ended December 31, 2023 compared to our three months ended December 31, 2022.

The following table presents information regarding our maintenance costs during the three months ended December 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022	Change
Engine overhaul	$54	$45	$9	20.0%
Pass-through engine overhaul	5,707	8,665	(2,958)	(34.1)%
C-check	2,620	669	1,951	291.6%
Pass-through C-check	3,804	4,381	(577)	(13.2)%
Component contracts	5,611	5,348	263	4.9%
Rotable and expendable parts	4,114	5,383	(1,269)	(23.6)%
Other pass-through	5,439	3,091	2,348	(76.0)%
Labor and other	21,278	20,705	573	2.8%
Total	$48,627	$48,287	$340	0.7%

Aircraft Rent. Aircraft rent expense decreased $2.9 million, or 70.5%, to $1.2 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022. The decrease is primarily due to our

December 2022 agreement with RASPRO Trust pursuant to which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases.

General and Administrative. General and administrative expense decreased 2.0 million, or 14.1%, to $12.0 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022. The decrease is primarily driven by decreases in pass-through property taxes and legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.9 million, or 12.6%, to $13.3 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022 due to aircraft in our fleet being classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $40.4 million was recorded for our three months ended December 31, 2023 related to eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines) and 48 GE model CF34-8C engines being designated as held for sale. There was $3.7 million of asset impairment recorded for the three months ended December 31, 2022, related to the write-off of our customer relationship intangible asset.

Loss on sale of assets. A loss on the sale of assets of $0.4 million was recorded for our three months ended December 31, 2023 related to the sale of four CRJ-900 aircraft to American. There was no loss on sale of assets recorded for the three months ended December 31, 2022.

Gain on extinguishment of debt. A gain on the extinguishment of debt of $3.0 million was recorded for our three months ended December 31, 2023 related to the retirement of our EDC Loan and MHIRJ junior note. There was no gain on extinguishment of debt recorded for the three months ended December 31, 2022.

Other Operating Expenses. Other operating expenses increased $1.3 million, or 118.3%, to $2.5 million for our three months ended December 31, 2023 compared to our three months ended December 31, 2022. The increase is primarily attributable to aircraft servicing expense during the three months ended December 31, 2023.

Other Expense

Other expense decreased $3.9 million, or 31.5%, to $8.5 million for our three months ended December 31, 2023, compared to our three months ended December 31, 2022. The decrease is primarily attributable to unrealized gains on investments in equity securities of $2.5 million for our three months ended December 31, 2023 compared to a $1.7 million unrealized loss on investments in equity securities for our three months ended December 31, 2022.

Income Taxes

The income tax benefit totaled $(0.9) million for the three months ended December 31, 2023 compared to a tax benefit of $0.9 million for the three months ended December 31, 2022. The effective tax rate ("ETR") from continuing operations was -1.5% for the three months ended December 31, 2023 compared to 9.3% for the three months ended December 31, 2022. Our ETR during the three months ended December 31, 2023 decreased from the three months ended December 31, 2022 due to permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended December 31,
	2023	2022
Reconciliation:
Net loss	$(57,850)	$(9,090)
Income tax benefit	864	(930)
Loss before taxes	(56,986)	(10,020)
Unrealized (gain)/loss on investments, net	(2,451)	1,679
Adjustments(1)(2)(3)(4)(5)(6)(7)	40,091	3,719
Adjusted loss before taxes	(19,346)	(4,622)
Interest expense	11,160	11,276
Interest income	(14)	(71)
Depreciation and amortization	13,293	15,203
Adjusted EBITDA	$5,093	$21,786
Aircraft rent	1,204	4,083
Adjusted EBITDAR	$6,297	$25,869

(1) $3.7 million impairment loss on intangible asset during the three months ended December 31, 2022.
(2) $45.5 million impairment loss on held for sale accounting treatment on 19 airframes and 64 engines during the three months ended December 31, 2023.
(3) $5.1 million impairment true-up adjustment gain on held for sale accounting treatment on 15 CRJ 900 aircraft during the three months ended December 31, 2023.
(4) $3.0 million gain on extinguishment of debt during the three months ended December 31, 2023.
(5) $2.0 million in non recurring third party costs associated with the marketing and sale of assets and the gain on extinguishment of debt during the three months ended December 31, 2023.
(6) $0.3 million loss on deferred financing costs related to retirement of debts during the three months ended December 31, 2023.
(7) $0.4 million loss on the sale of four aircraft during the three months ended December 31, 2023.

Liquidity and Capital Resources

Impact of Pilot Shortage and Transition of Operations to United

During our three months ended December 31, 2023 and fiscal year ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues. During the three months ended December 31, 2023, these challenges resulted in a negative impact on the Company’s financial results highlighted by cash flows used in operations of $7.8 million and net loss of $57.9 million including a non-cash impairment charge of $40.4 million related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during the three months ended December 31, 2023.

•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million at the end of March 2024. We entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of March 2024, with net cash from these transactions expected to be approximately $(12.1) million. Subsequent to December 31, 2023, the Company entered into a binding Memorandum with RASPRO to defer the $50.3 million buyout obligation until September 2024, subject to the payment of certain commitment fee amounts which are due in May, July, and August, along with certain RASPRO Trust administration fee amounts.
•
The Company closed the sale of the remaining four aircraft during the three months ended December 31, 2023 as part of an agreement entered into with a third party for the sale of 11 CRJ-900 aircraft. We previously reported on the sale of seven of the aircraft in our 2023 Form 10-K. Gross proceeds from the sale of the remaining four aircraft was $12.0 million. Net proceeds from the sale of all four aircraft was $6.5 million after partial debt reduction of our UST Loan.
•
The Company closed the sale of the remaining four aircraft during the three months ended December 31, 2023 as part of an agreement entered into with American for the sale of seven CRJ-900 aircraft. Gross proceeds from the sale of the remaining four aircraft was $41.5 million. Net proceeds from the sale of all four aircraft was $5.7 million after the retirement of our EDC Loan and MHIRJ junior note. MHIRJ had previously agreed to forgive approximately $5.0 million in principal contingent upon the repayment of $4.2 million in principal by December 31, 2023. $0.6 million in proceeds from the sale of each aircraft was repaid to MHIRJ for a total of $4.2 million, and we achieved approximately $5.0 million of forgiveness on the MHIRJ junior note.
•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024. We generated an additional approximately $20.4 million in incremental revenue from October 1, 2023 through April 30, 2024, and are projected to generate an additional $26.8 million in incremental revenue from May 1, 2024 through December 31, 2024. We received additional payments of $8.8 million in January related to the block hour rate increase from October 1, 2023 through December 31, 2023, and $21.3 million in additional payments related to the block hour rate increase from October 1, 2023 through April 30, 2024.
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

o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated. Subsequent to December 31, 2023, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company were released as collateral for the United credit facility, as provided in Amendment No. 4.
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
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.
•
On December 1, 2023, we entered into an agreement with a third party to sell 12 surplus GE model CF34-8C aircraft engines and related parts. Subsequent to December 31, 2023, we closed the sale of all 12 engines for gross proceeds of $54.2 million and $15.9 million of net proceeds after the retirement of debt.
•
We entered into a purchase agreement with a third party which provides for the sale of 23 spare engines for gross proceeds of $11.5 million which will be used to pay down our UST Loan. The transaction is expected to close by the end of December 2024.
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. On April 22, 2024, the Company entered into a binding Memorandum that provides for the payment of certain commitment fee amounts by the Company, which are due in May, July, and August, along with certain RASPRO Trust administration fee amounts, in consideration for the deferral of the buyout obligation until September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the Memorandum. The terms agreed to in the Memorandum will be set forth in a definitive lease amendment to be entered into by the parties.

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

As of December 31, 2023, the Company has $156.8 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the three months ended December 31, 2023 were approximately 4.3% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2023, our principal sources of cash have been cash and cash equivalents of $16.1 million, restricted cash of $3.1 million as of December 31, 2023, and $132.6 million in assets held for sale as of December 31, 2023. As of December 31, 2023, we had $412.4 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of December 31, 2023, we had $97.9 million of current debt, excluding finance leases, and $305.8 million of long-term debt excluding finance leases.

Restricted Cash

As of December 31, 2023, we had $3.1 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(7,841)	$(6,034)
Net cash provided by (used in) investing activities	46,605	(16,609)
Net cash (used in) provided by financing activities	(55,634)	21,038
Net decrease in cash, cash equivalents and restricted cash	(16,870)	(1,605)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$19,202	$59,420

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPA and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our three months ended December 31, 2023, we had cash flow used in operating activities of $7.8 million. We had net loss of $57.9 million adjusted for the following significant non-cash items: depreciation and amortization of $13.3 million, stock-based compensation of $0.4 million, deferred income taxes of $0.4 million, net gains on investments in equity securities of $(2.5) million, amortization of deferred credits of $(0.2) million, amortization of debt discount and financing costs and accretion of interest of $2.3 million, asset impairment of $40.4 million, loss on sale of assets of $0.4 million, gain on extinguishment of debt of $(3.0) million, and $0.9 million in miscellaneous operating cash flow items. We had a net change of $(2.6) million within other net operating assets and liabilities largely driven by decreases in accounts payable, deferred revenue, and accrued expenses and other liabilities which were offset primarily by decreases in receivables and prepaid expenses in accrued expenses and other liabilities.

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

During our three months ended December 31, 2023, net cash flow provided by investing activities totaled $46.6 million. Proceeds from the sale of aircraft and engines totaled $53.5 million and we invested $6.9 million in capital expenditures, primarily consisting of rotable parts and costs associated with transferring our CRJ-900 aircraft to United operations.

During our three months ended December 31, 2022, net cash flow used in investing activities totaled $16.6 million. We invested $16.7 million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and $0.1 million in refunds of equipment and other deposits.

Net Cash (Used in) Provided by Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, payment of tax withholding for RSUs, and proceeds received from issuing common stock under our ESPP.

During our three months ended December 31, 2023, net cash flow used in financing activities was $55.6 million. We received $81.9 million of proceeds from long-term debt and made $137.5 million of principal repayments on long-term debt.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part 1, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 under the heading "Critical Accounting Estimates."

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

Interest Rate Risk. We are subject to market risk associated with changing interest rates on our variable rate long-term debt; the variable interest rates are based on SOFR. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense on our variable rate long-term debt. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.

As of December 31, 2023, we had $255.6 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.9 million in the three months ended December 31, 2023.

As of December 31, 2023, we had $225.3 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2023.

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

Our debts based on LIBOR have been modified to use SOFR as a reference rate which went into effect between July 31, 2023 and December 31, 2023. As of December 31, 2023, we had $367.3 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Update on Remediation of Previously Reported Material Weaknesses

Management identified two material weaknesses in internal controls in the areas of (i) information technology general controls ("ITGCs"); and (ii) debt covenant compliance for the period ended September 30, 2023. Management is taking steps to successfully remediate these material weaknesses by implementing remediation efforts described below:

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our efforts resulting in successful remediation include:

1.
Implementing additional IT monitoring controls and strengthening our process documentation over the access management program change management domains of ITGCs
2.
Additional review procedures involving our debt covenant calculation controls and disclosure controls

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of December 31, 2023 and September 30, 2023, and the results of operations and cash flows for the period ended December 31, 2023 and December 31, 2022.

Changes in Internal Control Over Financial Reporting

Management determined that there was a material weakness related to the omission of a disclosure of an impairment charge associated with newly classified held for sale assets as further described below. There were no other changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023.

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

Subsequent Event Omitted Disclosure

Management's review of controls over required disclosures were not performed at the proper level of precision to detect an omitted disclosure of an impairment charge associated with the newly classified assets held for sale of approximately $40.4 million. This impairment was disclosed in the financial information as of and for the three months ended December 31, 2023. This omitted disclosure is a material weakness over the review of subsequent event disclosures related to assets classified as held for sale after the balance sheet date but before the report release date and the impairment charge related to those assets. Management is committed to the remediation of this material weakness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2023, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 ("2023 Form 10-K"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2023 Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The amounts remitted for employee withholding taxes during the three months ended December 31, 2023 and December 31, 2022 were zero and $1.0 thousand, respectively, for which the Company withheld zero and 847 shares of our common stock, respectively, that were underlying the RSUs that vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.10.10**	First Amendment to the Third Amended and Restated Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc., dated January 13

10.21**	Engine Purchase Agreement by and between Delta Airlines, Inc. and Mesa Airlines, Inc., dated December 1, 2023

10.22**	Engine Sales Agreement by and between GE Aviation Materials, Inc. and Mesa Airlines, Inc., dated March 14, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MESA AIR GROUP, INC.

Date: May 23, 2024	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)