Form 10-Q
period 2024-03-31
MESA AIR GROUP INC
filed 2024-06-17
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 41,172,218 shares of common stock, no par value per share, issued and outstanding.

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
public health epidemics or pandemics;
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
▪
the financial strength of United and its ability to successfully manage its businesses through a public health epidemic;
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (March 31, 2024 is unaudited)

	March 31,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$18,529	$32,940
Restricted cash	2,984	3,132
Receivables, net ($1,026 and $4,016 from related party)	4,650	8,253
Expendable parts and supplies, net	29,474	29,245
Assets held for sale	38,250	57,722
Prepaid expenses and other current assets	4,550	7,294
Total current assets	98,437	138,586

Property and equipment, net	529,479	698,022
Lease and equipment deposits	1,289	1,630
Operating lease right-of-use assets	8,074	9,709
Deferred heavy maintenance, net	6,466	7,974
Assets held for sale	41,970	12,000
Other assets	20,558	30,546
Total assets	$706,273	$898,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($2,376 and $20,500 from related party)	$94,373	$163,550
Current portion of deferred revenue	2,809	4,880
Current maturities of operating leases	2,334	3,510
Accounts payable	57,347	58,957
Accrued compensation	13,415	10,008
Other accrued expenses	26,525	27,001
Total current liabilities	196,803	267,906
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($35,642 and $30,630 from related party)	299,040	364,728
Noncurrent operating lease liabilities	7,309	8,077
Deferred credits from related party	3,720	4,617
Deferred income taxes	8,907	8,414
Deferred revenue, net of current portion	7,347	16,167
Other noncurrent liabilities	28,475	28,522
Total noncurrent liabilities	354,798	430,525
Total liabilities	551,601	698,431
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,172,218 (2024) and 40,940,326 (2023) shares issued and outstanding, 4,899,497 (2024) and 4,899,497 (2023) warrants issued and outstanding	271,981	271,155
Accumulated deficit	(117,309)	(71,119)
Total stockholders' equity	154,672	200,036
Total liabilities and stockholders' equity	$706,273	$898,467

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating revenues:
Contract revenue (2024—$111,517 and $207,928 and 2023—$52,399 and $111,769 from related party)	$113,820	$103,782	$214,920	$232,232
Pass-through and other revenue	17,762	18,052	35,439	36,776
Total operating revenues	131,582	121,834	250,359	269,008

Operating expenses:
Flight operations	49,329	54,830	101,147	113,150
Maintenance	44,272	45,985	92,899	94,272
Aircraft rent	1,408	835	2,612	4,918
General and administrative	11,133	13,538	23,142	27,526
Depreciation and amortization	9,823	16,541	23,116	31,744
Asset impairment	2,659	16,743	43,043	20,462
(Gain) on extinguishment of debt	—	—	(2,954)	—
Other operating expenses	1,315	233	4,159	1,359
Total operating expenses	119,939	148,705	287,164	293,431
Operating income/(loss)	11,643	(26,871)	(36,805)	(24,423)
Other income (expense), net:
Interest expense	(10,640)	(13,030)	(21,800)	(24,306)
Interest income	14	49	28	120
Gain on investments	7,230	—	7,230	—
Unrealized gain/(loss) on investments, net	(6,499)	2,095	(4,048)	416
Gain on debt forgiveness	10,500	—	10,500	—
Other income (expense), net	(516)	538	(359)	955
Total other income/(expense), net	89	(10,348)	(8,449)	(22,815)
Income/(loss) before taxes	11,732	(37,219)	(45,254)	(47,238)
Income tax expense/(benefit)	72	(2,097)	936	(3,027)
Net income/(loss) and comprehensive income/(loss)	$11,660	$(35,122)	$(46,190)	$(44,211)
Net income/(loss) per share attributable to
common shareholders
Basic	$0.28	$(0.88)	$(1.13)	$(1.16)
Diluted	$0.28	$(0.88)	$(1.13)	$(1.16)
Weighted-average common shares outstanding
Basic	41,068	39,932	41,004	38,135
Diluted	41,068	39,932	41,004	38,135

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2023
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings	Total
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	688	—	688
Payment of tax withholding for RSUs	(847)	—	(1)	—	(1)
Restricted shares issued	2,500	—	—	—	—
Net loss	—	—	—	(9,090)	(9,090)
Balance at December 31, 2022	36,378,550	4,899,497	$259,864	$39,907	$299,771

Stock compensation expense	—	—	668	-	668
Payment of tax withholding for RSUs	(29,276)	—	(30)	-	(30)
Restricted shares issued	175,661	—	—	-	-
United stock issuance	4,042,061		9,782		9,782
Employee share purchases	52,278	—	148	-	148
Net loss	—	—	—	(35,122)	(35,122)
Balance at March 31, 2023	40,619,274	4,899,497	270,432	4,785	275,217

	Six Months Ended March 31, 2024
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	427	—	427
Net loss	—	—	—	(57,850)	(57,850)
Balance at December 31, 2023	40,940,326	4,899,497	$271,582	$(128,969)	$142,612

Stock compensation expense	—	—	372	—	372
Payment of tax withholding for RSUs	(1,490)	—	(1)	—	(1)
Restricted shares issued	178,010	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net income	—	—	—	11,660	11,660
Balance at March 31, 2024	41,172,218	4,899,497	271,982	(117,309)	154,672

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,190)	$(44,211)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	23,116	31,744
Stock compensation expense	799	1,356
Unrealized loss/(gain) on investments, net	4,048	(416)
Realized gain on investments	(7,230)	—
Deferred income taxes	493	(3,207)
Amortization of deferred credits	(573)	218
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	5,408	2,828
Asset impairment	43,043	20,462
Loss/(Gain) on sale of assets	150	(549)
(Gain) on extinguishment of debt	(2,954)	—
(Gain) on debt forgiveness	(10,500)	—
Other	2,362	1,481
Changes in assets and liabilities:
Receivables	3,603	(5,946)
Expendable parts and supplies	(229)	(231)
Prepaid expenses and other operating assets and liabilities	2,691	110
Accounts payable	(1,007)	(11,685)
Deferred revenue	(10,552)	413
Deferred heavy maintenance, net	—	(1,382)
Accrued expenses and other liabilities	2,219	(2,672)
Operating lease right-of-use assets and liabilities	(309)	3,051
Net cash provided by (used in) operating activities	8,388	(8,636)

Cash flows from investing activities:
Capital expenditures	(13,192)	(24,530)
Proceeds from sale of aircraft and engines	107,735	86,104
Investment transaction costs	(380)	—
Refund (payment) of equipment and other deposits	341	227
Net cash provided by investing activities	94,504	61,801

Cash flows from financing activities:
Proceeds from long-term debt	86,855	39,000
Principal payments on long-term debt and finance leases	(203,431)	(97,776)
Debt prepayment costs	(922)	—
Payments of debt and warrant issuance costs	—	(917)
Proceeds from issuance of ESPP	48	148
Payment of tax withholding for RSUs	(1)	(73)
Net cash used in financing activities	(117,451)	(59,618)

Net change in cash, cash equivalents and restricted cash	(14,559)	(6,453)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$21,513	$54,572

Supplemental cash flow information
Cash paid for interest	$16,388	$20,880
Cash paid for income taxes, net	$—	$26
Operating lease payments in operating cash flows	$2,858	$6,399
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$419	$821
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$—	$64,682
Principal payments in exchange for transfer of equity investment	$12,610	$—
Principal forgiven	$10,500	$—
Accrued capital expenditures	$—	$1,900

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 79 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico. Mesa operated or maintained as operational spares a fleet of 80 regional aircraft with approximately 263 daily departures and 2,110 employees as of March 31, 2024. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA") and Flight Services Agreement ("FSA"), leased to a third party, held for sale, or maintained as operational spares. During the three months ended March 31, 2024, we agreed to the consensual wind-down of our flight operations on behalf of DHL and ceased DHL operations as of March 1, 2024. Mesa operates all of its flights as United Express and, prior to March 1, 2024, DHL Express flights pursuant to the terms of the CPA entered into United and FSA with DHL (each, our “major partner”). Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and six months ended March 31, 2024 and March 31, 2023 were derived from operations associated with the CPA, FSA, leases of aircraft to a third party, and Mesa Pilot Development. Revenues during the three and six months ended March 31, 2023 also included revenues derived from our CPA with American Airlines, Inc. ("American"), which terminated in April 2023.

The United CPA involves a revenue-guarantee arrangement whereby United pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices. Under our FSA with DHL, we received a fee per block hour with a minimum block hour guarantee in exchange for providing cargo flight services. Ground support expenses including fueling and airport fees were paid directly by DHL.

Impact of Pilot Shortage and Transition of Operations to United

During our three and six months ended March 31, 2024 and fiscal year ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay by nearly 118% for captains and 172% for new hires.

As a result of pilot shortage, we produced less block hours to generate revenues. During the six months ended March 31, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $46.2 million, including a non-cash impairment charge of $43.0 million primarily related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during or subsequent to the three months ended March 31, 2024.

•
During the three months ended March 31, 2024, we closed the sale of 12 GE model CF34-8C engines and related parts to a third party for gross proceeds of $54.2 million and $15.9 million of net proceeds after the retirement of debt.
•
During the three months ended March 31, 2024, we mutually agreed to the consensual wind-down of our flight operations on behalf of DHL and ceased all such operations.

•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024. We generated an additional approximately $20.4 million in incremental revenue from October 1, 2023 through April 30, 2024, and are projected to generate an additional $26.8 million in incremental revenue from May 1, 2024 through December 31, 2024. We received additional payments of $21.3 million related to the block hour rate increase from October 1, 2023 through April 30, 2024.
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
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated. On January 31, 2024, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million, net of transaction costs.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. ("Archer") held by the Company were released as collateral for the United credit facility, as provided in Amendment No. 4. Subsequent to March 31, 2024, the Company sold 140 thousand shares of Archer for approximately $0.6 million. We expect to sell the remaining shares of Archer, with a fair value of approximately $6.9 million as of June 14, 2024, by the end of July 2024.
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
•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million. On April 22, 2024, we entered into a binding Memorandum with RASPRO Trust ("RASPRO") that provides for the payment of certain commitment fee amounts by the Company, along with certain RASPRO administration fee amounts, in consideration for the deferral of the $50.3 million buyout obligation over the period of June 2024 to September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the agreement. During the first fiscal quarter of 2024, we entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of September 2024, with net cash from these transactions expected to be approximately $(12.1) million.
o
Subsequent to March 31, 2024, we purchased six airframes and 15 engines from RASPRO for $22.3 million and sold them to third parties for $16.4 million. We expect to purchase and subsequently sell the remainder of the RASPRO assets by the end of July 2024.
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.

•
On May 29, 2024, we entered into a purchase agreement with a third party providing for the sale of nine GE model CF34-8C engines for expected gross proceeds of approximately $8.8 million which will be used to pay down our loan with the United States Department of the Treasury (the "UST Loan").
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months was prepared with significant judgment and estimates of future cash flows based on projections of CPA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of March 31, 2024, the Company has $94.4 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we have the ability to fly up to 80 aircraft for United. The aircraft can be a mix of any number of E-175, or CRJ-900 aircraft so long as the number of aircraft operating at any given time does not exceed 80. As of March 31, 2024, we operated 56 E-175 and 24 CRJ-900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028.

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

On December 27, 2022, we entered into the Amended and Restated United CPA, which provides, among other things, for the following amended terms:

•
The addition of up to 38 CRJ-900 aircraft to be operated by the Company on behalf of United under the Amended and Restated United CPA, dependent on the number of E-175 aircraft the Company is operating. As of March 31, 2024, we operated 24 CRJ-900 aircraft under our Amended and Restated United CPA;
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

DHL Flight Services Agreement

On December 20, 2019, we entered into a Flight Services Agreement with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operate four Boeing 737 aircraft which are leased to us from DHL and a third party to provide cargo air transportation services. In exchange for providing cargo flight services, we receive a fee per block hour with a minimum block hour guarantee. We are eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees are paid directly by DHL.

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

Segment Reporting

As of March 31, 2024, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We recognize pass-through revenue when the service is provided under our CPA and FSA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from our major partners at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and six months ended March 31, 2024, we recognized approximately $7.9 million and $10.9 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of March 31, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Deferred Revenue
2024 (remainder of)	$491
2025	3,242
2026	2,868
2027	2,658
2028	1,000
Thereafter	(103)
Total	$10,156

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $33.7 million and $38.0 million of lease revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, and $68.6 million and $79.1 million during the six months ended March 31, 2024 and March 31, 2023, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

The Company has lease agreements with GoJet Airlines LLC (“GoJet”) to lease two CRJ-700 aircraft. The lease agreements are accounted for as finance leases and have a term of nine years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the agreements. Lease revenue for fixed monthly rent payments is recognized ratably within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term.

The following table summarizes future minimum rental payments under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2024 (in thousands):

Periods Ending September 30,	Total Payments
2024 (remainder of)	$1,092
2025	2,184
2026	2,184
2027	2,184
2028	2,184
Thereafter	5,824
Total	$15,652

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at March 31, 2024 and September 30, 2023 were $4.7 million and $5.1 million, respectively. We recognized $0.3 million and $1.3 million of the deferred credits within contract revenue during the three months ended March 31, 2024 and March 31, 2023, respectively, and $1.3 million and $1.5 million during the six months ended March 31, 2024 and March 31, 2023, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.7 million and $0.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024 and September 30, 2023, our deferred heavy maintenance balance, net of accumulated amortization, was $6.5 million and $8.0 million, respectively.

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

Engine overhaul expense totaled $5.5 million and $8.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, of which $5.5 million and $8.0 million, respectively, was pass-through expense. Engine overhaul expense totaled $11.3 million and $16.8 million for the six months ended March 31, 2024 and March 31, 2023, respectively, of which $11.2 million and $16.6 million, respectively was pass-through expense. Airframe C-check expense totaled $4.6 million and $3.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively, of which $3.2 million and $1.9 million, respectively, was pass-through expense. Airframe C-check expense totaled $11.0 million and $8.8 million for the six months ended March 31, 2024 and March 31, 2023, respectively, of which $7.0 million and $6.3 million was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of March 31, 2024.

3.
Recent Accounting Pronouncements

We continue to evaluate recent accounting pronouncements and the effect that new standards and guidance has on our consolidated financial statements. There are no recent accounting pronouncements that apply to the Company.

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

As of March 31, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and six months ended March 31, 2024 and March 31, 2023 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at March 31, 2024 and September 30, 2023 was derived from these agreements.

American accounted for 0% and approximately 40% of our total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, and 0% and 43% of our total revenue for the six months ended March 31, 2024 and March 31, 2023, respectively. United accounted for approximately 98% and 51% of our total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, and 97% and 53% of our total revenue for the six months ended March 31, 2024 and March 31, 2023, respectively. The wind-down period of the American CPA ended on April 3, 2023, at which time the American CPA was officially terminated. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of March 31, 2024 or September 30, 2023. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

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

As of December 31, 2023, the Company had 15 CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 engines classified as held for sale. During the three months ended March 31, 2024, the Company closed the sale of 12 engines to a third party for gross proceeds of $54.2 million. Net proceeds from the sale of all 12 engines was $15.9 million after the retirement of debt.

As of March 31, 2024, the Company has 15 CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 36 engines that are classified as assets held for sale with a net book value of $80.3 million, $38.3 million of which is classified as current assets on our condensed consolidated balance sheet and $42.0 million of which is classified as noncurrent assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31,	September 30,
	2024	2023
Expendable parts and supplies, net:
Expendable parts and supplies	$40,968	$39,630
Less: expendable parts warranty	(7,091)	(6,295)
Less: obsolescence	(4,403)	(4,090)
	$29,474	$29,245
Prepaid expenses and other current assets:
Prepaid aviation insurance	$2,290	$3,176
Prepaid vendors	733	143
Prepaid other insurance	520	1,205
Lease incentives	143	1,125
Prepaid fuel and other	864	1,645
	$4,550	$7,294
Property and equipment, net:
Aircraft and other flight equipment	$782,725	$1,039,782
Other equipment	9,468	9,421
Total property and equipment	792,193	1,049,203
Less: accumulated depreciation	(262,714)	(351,181)
	$529,479	$698,022
Other assets:
Investments in equity securities	$11,397	$20,320
Lease incentives	883	954
Contract asset	7,763	8,756
Other	515	516
	$20,558	$30,546
Other accrued expenses:
Accrued property taxes	$3,406	$5,281
Accrued interest	3,174	3,447
Accrued vacation	7,251	6,763
Accrued lodging	3,920	3,984
Accrued maintenance	1,280	2,117
Accrued simulator costs	-	1,006
Accrued employee benefits	1,086	1,450
Accrued fleet operating expense	1,808	650
Other	4,600	2,303
	$26,525	$27,001
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	380	429
Other	1,820	1,818
	$28,475	$28,522

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

During the six months ended March 31, 2024, the Company reevaluated the fair value of our held for sale assets and recorded a net impairment true-up adjustment of $0.5 million. The Company additionally determined that impairment indicators were present related to our DHL fleet, and recorded an impairment true-up adjustment of $2.2 million on 737 rotable parts. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $9.8 million and $16.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and $23.1 million and $31.6 million for the six months ended March 31, 2024 and March 31, 2023, respectively.

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

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $3.4 million and $1.0 million unrealized loss on the investment in Archer during the three and six months ended March 31, 2024, respectively. The total value of the investment in Archer is $10.5 million as of March 31, 2024.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under

ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities. The initial investment in preferred stock was measured at cost of $5.0 million. On January 31, 2024, the Company transferred its vested investment in Heart to United in exchange for $12.6 million in debt reduction, and realized a gain on the investment of $7.2 million, net of transaction costs.

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

On March 12, 2024, the privately-held manufacturer of the VTOL aircraft, XTI Aerospace, Inc ("XTIA")., and its merger subsidiary completed their merger agreement, and began trading as XTIA on the Nasdaq Composite on March 13, 2024, resulting in a readily determinable fair value on our investment in XTIA. The fair values of the Company's investments in XTIA are now Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $3.0 million unrealized loss on the investment in XTIA during the three and six months ended March 31, 2024. The total value of the investment in XTIA is $0.5 million as of March 31, 2024.

Total net unrealized gain/(loss) on our investments in equity securities totaled $(6.5) million and $2.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and $(4.0) million and $0.4 million for the six months ended March 31, 2024 and March 31, 2023, respectively, and are reflected in unrealized gain/(loss) on investments, net in our condensed consolidated statements of operations and comprehensive loss. Total realized gain on our investments in equity securities totaled $7.2 million, net of transaction costs, for the three and six months ended March 31, 2024, and are reflected in gain on investments in our condensed consolidated statements of operation and comprehensive income (loss). There was no realized gain or loss on investments in equity securities during the three and six months ended March 31, 2023. As of March 31, 2024 and September 30, 2023, the aggregate carrying amount of our investments in equity securities was $11.4 million and $20.3 million, respectively, and the carrying amount of our investments without readily determinable fair values was $0.3 million and $8.8 million, respectively.

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

Other than our assets held for sale and investments in equity securities described in Notes 5 and 6, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of March 31, 2024 and September 30, 2023.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	March 31, 2024		September 30, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$400.1	$376.8	$538.3	$493.6

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of March 31, 2024 and September 30, 2023, consisted of the following (in thousands):

	March 31,	September 30,
	2024	2023

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$-	$39,018
Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	97,287	108,815
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	81,950	90,401
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics, of which $10.5 million has been achieved	38,020	40,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	-	10,500
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	60,657	67,637
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	—	1,075
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2024, collateralized by the underlying equipment	—	41,098
Notes payable to financial institution, quarterly interest based on SOFR plus interest spread at 3.50% through 2027	122,155	139,100
Gross long-term debt, including current maturities	400,069	538,274
Less unamortized debt issuance costs	(2,927)	(5,083)
Less notes payable warrants	(3,729)	(4,913)
Net long-term debt, including current maturities	393,413	528,278
Less current portion, net of unamortized debt issuance costs	(94,373)	(163,550)
Net long-term debt	$299,040	$364,728

Principal maturities of long-term debt as of March 31, 2024, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2024 (remainder of)	$71,144
2025	50,130
2026	174,664
2027	52,830
2028	32,423
Thereafter	18,878
$400,069

The carrying value of collateralized aircraft and equipment as of March 31, 2024 was approximately $528.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of March 31, 2024, we had $97.3 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the three months ended March 31, 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15 million achieved was recognized as a deemed prepayment. $4.5 million of the deemed prepayment remains outstanding.

On September 6, 2023, the Company amended the existing United Credit Facility to (i) permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan (as defined in the United Credit Facility) previously repaid; (ii) increased the amount of Revolving Commitments (as defined in the United Credit Facility) from $30.7 million to $50.7 million, in each case, plus the original principal amount of the Effective Date Bridge Loan and subject to the Borrowing Base (as defined in the United Credit Facility); and (iii) amended the calculation of the Borrowing Base. Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans. Amounts borrowed under the Amended Credit Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines, a pledge of certain of the Company’s bank accounts and a pledge of the Company’s stock in certain aviation companies. As of June 14, 2024, the Company has $2.2 million available to draw on the line of credit.

On January 11, 2024 and January 19, 2024, we entered into Amendment No. 4 to our Second Amended and Restated Credit and Guaranty Agreement, Amendment No. 1 to Stock Pledge Agreement and Limited Waiver of Conditions to Credit Extension ("Amendment No. 4") and Waiver and Amendment No. 5 to our Second Amended and Restated Credit and Guaranty Agreement (collectively, the "January 2024 Credit Agreement Amendments"), respectively. The January 2024 Credit Agreement Amendments provide for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace

Incorporated. On January 31, 2024, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million, net of transaction costs.
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

9.
Earnings Per Share

Calculations of net income/(loss) per common share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income/(loss)	$11,660	$(35,122)	$(46,190)	$(44,211)
Basic weighted average common shares outstanding	41,068	39,932	41,004	38,135
Diluted weighted average common shares outstanding	41,068	39,932	41,004	38,135
Net income/(loss) per common share attributable to Mesa Air Group:
Basic	$0.28	$(0.88)	$(1.13)	$(1.16)
Diluted	$0.28	$(0.88)	$(1.13)	$(1.16)

Basic income or loss per common share is computed by dividing net income or loss attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is anti-dilutive under the treasury stock method are excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of approximately 600 thousand unvested restricted shares and 4.9 million warrants would have an anti-dilutive effect.

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of March 31, 2024, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was 0.5% and -2.1% for the three and six months ended March 31, 2024, respectively, and 5.6% and 6.4% for the three and six months ended March 31, 2023, respectively. The Company’s ETR during the three and six months ended March 31, 2024 decreased from the prior year tax rate, primarily as a result of certain tax depreciation differences, state taxes, and changes in valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $477.5 million and $215.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the six months ended March 31, 2024 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2023	736,891	$3.35
Granted	30,000	$0.91
Vested	(178,010)	$3.26
Forfeited	(15,748)	$4.12
Restricted shares unvested at March 31, 2024	573,133	$3.23

As of March 31, 2024, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2024 and March 31, 2023 was $0.4 million and $0.7 million, respectively, and $0.8 million and $1.4 million for the six months ended March 31, 2024 and March 31, 2023, respectively.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the six months ended March 31, 2024 and March 31, 2023 were $1 thousand and $30 thousand, respectively, for which the Company withheld 1,490 and 29,276 shares of our common stock, respectively, that were underlying the RSUs that vested.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of March 31, 2024, eligible employees purchased and we issued an aggregate of 499,962 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 55,372 of which were purchased and issued during the three and six months ended March 31, 2024. During the three months ended March 31, 2024, the maximum amount of shares was reached and the 2019 ESPP was discontinued.

14.
Leases

As of March 31, 2024, we leased 33 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating and finance leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives. Finance lease is capitalized and depreciated over the useful life of the asset.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $4.6 million and $3.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and $12.6 million and $10.7 million for the six months ended March 31, 2024 and March 31, 2023, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs	$1,154	$1,277	$2,423	$5,977
Variable and short-term lease costs	1,672	1,234	$2,961	$2,123
Interest expense on finance lease liabilities	1,256	228	$2,545	502
Amortization expense of finance lease assets	513	1,046	4,636	2,092
Total lease costs	$4,595	$3,785	$12,565	$10,694

As of March 31, 2024, our operating leases have a remaining weighted average lease term of 6.4 years and our operating lease liabilities were measured using a weighted average discount rate of 5.9%.

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

15.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

16.
Subsequent Events

CRJ-900 Removal from United CPA

On April 1, 2024, April 19, 2024, and April 30, 2024, we received individual notices from United exercising its right under Section 2.4(a) of the United CPA to remove a total of six additional CRJ-900 Covered Aircraft (as defined in the United CPA), effective as follows: one aircraft - May 21, 2024; one aircraft - May 31, 2024; two aircraft - June 30, 2024; and two aircraft - July 31, 2024.

RASPRO Letter Agreement and Memorandum

On April 15 2024, the Company entered into a letter agreement with RASPRO to defer the $50.3 million buyout obligation until May 15, 2024, subject to the payment of additional sums by April 15, 2024 and April 29, 2024 and certain other conditions.

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

United Waiver Agreement

On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.

RASPRO Asset Purchase and Sale

Subsequent to March 31, 2024, we purchased six airframes and 15 engines from RASPRO for $22.3 million and sold them to third parties for $16.4 million. We expect to purchase and subsequently sell the remainder of the RASPRO assets by the end of July 2024.

Nine Engine Sale

On May 29, 2024, we entered into a purchase agreement with a third party providing for the sale of nine GE model CF34-8C engines for expected gross proceeds of approximately $8.8 million which will be used to pay down our UST Loan.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 79 cities in 36 states, the District of Columbia, Canada, Cuba, and Mexico. Mesa operated or maintained as operational spares a fleet of 84 aircraft with approximately 263 daily departures and 2,110 employees as of March 31, 2024. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA") and Flight Services Agreement ("FSA"), leased to a third party, held for sale, or maintained as operational spares. Mesa operates all of its flights as either United Express or DHL Express flights pursuant to the terms of the CPA entered into United and FSA with DHL (each, our “major partner”). All of the Company’s consolidated contract revenues for the three and six months ended March 31, 2024 and March 31, 2023 were derived from operations associated with the CPA, FSA, leases of aircraft to a third party, and Mesa Pilot Development. Revenues during the three and six months ended March 31, 2023 also included revenues derived from our CPA with American Airlines, Inc. ("American"), which terminated in April 2023.

As of March 31, 2024, our fleet consisted of 112 aircraft which we operated under our CPA and FSA, leased to a third party, held for sale or maintained as spares, with approximately 263 daily departures. As of March 31, 2024, we operated 56 E-175 and 24 CRJ-900 aircraft under our United CPA. We operated three Boeing 737-400F and one 737-800F aircraft under our DHL FSA. We leased two aircraft under our lease with a third party. As of March 31, 2024, approximately 93% of our aircraft in scheduled service were operated for United, approximately 5% were operated for DHL, and approximately 2% were leased to a third party. All of our operating revenue in our three and six months ended March 31, 2024 was derived from operations associated with our United CPA, DHL FSA, and from leases of aircraft to a third party.

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

Prior to the wind-down and termination of our operations under the DHL FSA, we received a fee per block hour with a minimum monthly block hour guarantee in exchange for providing cargo flight services. Ground support including fueling and airport fees were paid directly by DHL.

Components of Results of Operations

The following discussion summarizes the key components of our condensed consolidated statements of operations and comprehensive loss.

Operating Revenues

Our operating revenues consist primarily of contract revenue as well as pass-through and other revenues.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPA and FSA with our major partners, along with the additional amounts received based on the number of flights and block hours flown, rental revenue for aircraft leased to GoJet Airlines L.L.C, and revenue from participants in Mesa Pilot Development. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPAs and FSA.

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger liability insurance, aircraft property taxes, landing fees, and other aircraft and traffic servicing costs received pursuant to our agreements with our major partners, as well as certain maintenance costs related to our E-175 aircraft.

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

Other Operating Expenses. Other operating expenses primarily consists of fuel costs for flying we undertake outside of our CPA and FSA (including aircraft re-positioning and maintenance) as well as costs for aircraft and traffic servicing, such as aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners. All aircraft fuel and related fueling costs for flying under our CPA and FSA are directly paid and supplied by our major partners. Accordingly, we do not record an expense or pass-through revenue for fuel supplied by United for flying under our CPA or DHL under our FSA.

Other Income (Expense), Net

Interest Expense. Interest expense is interest on our debt incurred to finance purchases of aircraft, engines, and equipment, including amortization of debt financing costs and discounts.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Unrealized Gain/Loss on Investments, Net. Unrealized gain/loss on investments consists of net gains or losses on our investments in equity securities resulting from changes in the fair value of the equity securities.

Gain on Investments. Gain on investments consists of gains on our investments in equity securities resulting from the transfer of the investment to another party.

Gain on Debt Forgiveness. Gain on debt forgiveness consists of gains resulting from the forgiveness earned on our deemed prepayment associated with the United line of credit for the achievement of certain performance metrics.

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

While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

We had operating income of $11.6 million in our three months ended March 31, 2024 compared to operating loss of $26.9 million in our three months ended March 31, 2023. In our three months ended March 31, 2024, we had net income of $11.7 million compared to net loss of $35.1 million in our three months ended March 31, 2023.

Our operating results for the three months ended March 31, 2024 improved as a result of increases in contract revenue due to an increased United block hour compensation rate effective October 1, 2023. We recognized the revenue block hour rate increases for the three months ended December 31, 2023 and March 31, 2024 during the quarter. This was partially offset by reduced block hours flown and fewer aircraft under contract. Our operating expenses improved as a result of (i) decreased impairment charges as a result of not designating any assets as held for sale; (ii) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; and (iii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft.

Operating Revenues

	Three Months Ended March 31,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$113,820		$103,782		$10,038	9.7%
Pass-through and other		17,762		18,052		(290)	(1.6)%
Total operating revenues		$131,582		$121,834		$9,748	8.0%

Operating data:
Available seat miles—ASMs (thousands)		961,761		1,065,771		(104,010)	(9.8)%
Block hours		43,270		48,186		(4,916)	(10.2)%
Revenue passenger miles—RPMs (thousands)		791,376		855,149		(63,773)	(7.5)%
Average stage length (miles)		544		542		2	0.4%
Contract revenue per available seat mile—CRASM (in cents)	¢	11.83	¢	9.74	¢	2.09	21.5%
Passengers		1,422,702		1,545,489		(122,787)	(7.9)%

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

Total operating revenue increased by $9.7 million, or 8.0%, to $131.6 million for our three months ended March 31, 2024 as compared to our three months ended March 31, 2023. Contract revenue increased by $10.0 million, or 9.7%, to $113.8 million, primarily driven by the increase in United block hour compensation rate effective October 1, 2023. We recognized the revenue block hour rate increases for the three months ended December 31, 2023 and March 31, 2024 during the quarter. This was partially offset by lower block hours and fewer aircraft under contract. Our block hours flown during our three months ended March 31, 2024, decreased 10.2% compared to the three months ended March 31, 2023 due to a decrease in scheduled flying for United across the E-175 and CRJ fleet. Our pass-through and other revenue decreased by $0.3 million, or 1.6%, to $17.8 million compared to our three months ended March 31, 2023 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$49,329	$54,830	$(5,501)	(10.0)%
Maintenance	44,272	45,985	(1,713)	(3.7)%
Aircraft rent	1,408	835	573	68.6%
General and administrative	11,133	13,538	(2,405)	(17.8)%
Depreciation and amortization	9,823	16,541	(6,718)	(40.6)%
Asset impairment	2,659	16,743	(14,084)	(84)%
Other operating expenses	1,315	233	1,082	464.4%
Total operating expenses	$119,939	$148,705	$(28,766)	(19.3)%
Operating data:
Available seat miles—ASMs (thousands)	961,761	1,065,771	(104,010)	(9.8)%
Block hours	43,270	48,186	(4,916)	(10.2)%
Average stage length (miles)	544	542	2	0.4%
Departures	23,691	26,450	(2,759)	(10.4)%

Flight Operations. Flight operations expense decreased $5.5 million, or 10.0%, to $49.3 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages.

Maintenance. Aircraft maintenance expense decreased $1.7 million, or 3.7%, to $44.3 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023. This decrease was primarily driven by a decrease in pass-through engine overhaul and rotable and expendable parts, partially offset by an increase in pass-through C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners increased by $0.2 million during our three months ended March 31, 2024 compared to our three months ended March 31, 2023.

The following table presents information regarding our maintenance costs during the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Engine overhaul	$(5)	$115	$(120)	(104.3)%
Pass-through engine overhaul	5,542	7,975	(2,433)	(30.5)%
C-check	1,359	1,869	(510)	(27.3)%
Pass-through C-check	3,244	1,895	1,349	71.2%
Component contracts	4,783	5,064	(281)	(5.5)%
Rotable and expendable parts	4,105	5,304	(1,199)	(22.6)%
Other pass-through	4,818	3,551	1,267	(35.7)%
Labor and other	20,426	20,212	214	1.1%
Total	$44,272	$45,985	$(1,713)	(3.7)%

Aircraft Rent. Aircraft rent expense increased $0.6 million, or 68.6%, to $1.4 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023. The increase is primarily due to greater engine lease costs during our three months ended March 31, 2024.

General and Administrative. General and administrative expense decreased $2.4 million, or 17.8%, to $11.1 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023. The decrease is primarily driven by decreases in pass-through property taxes and pass-through insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased by $6.7 million, or 40.6%, to $9.8 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $2.7 million was recorded for our three months ended March 31, 2024 primarily related to a true-up adjustment on 737 rotable parts. There was $16.7 million of asset impairment recorded for the three months ended March 31, 2023 related to seven CRJ-900 aircraft being designated as held for sale.

Other Operating Expenses. Other operating expenses increased $1.1 million, to $1.3 million for our three months ended March 31, 2024 compared to our three months ended March 31, 2023. The increase is primarily attributable to aircraft servicing and fuel expense during the three months ended March 31, 2024.

Other Expense

Other expense decreased $10.4 million, or 100.9%, to $(0.1) million for our three months ended March 31, 2024, compared to our three months ended March 31, 2023. The decrease is primarily attributable to realized gains on investments in equity securities of $7.2 million, gain on debt forgiveness of $10.5 million, and decreases on interest expense. The decrease is partially offset by $6.5 million in unrealized losses on investments in equity securities for our three months ended March 31, 2024 compared to a $2.1 million unrealized gain on investments in equity securities for our three months ended March 31, 2023.

Income Taxes

The income tax expense totaled $0.1 million for the three months ended March 31, 2024 compared to a tax benefit of $2.1 million for the three months ended March 31, 2023. The effective tax rate ("ETR") from continuing operations was 0.5% for the three months ended March 31, 2024 compared to 5.6% for the three months ended March 31, 2023. Our ETR during the three months ended March 31, 2024 decreased from the three months ended March 31, 2023, primarily as a result of certain permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $477.5 million and $215.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

We had operating loss of $36.8 million in our six months ended March 31, 2024 compared to operating loss of $24.4 million in our six months ended March 31, 2023. In our six months ended March 31, 2024, we had net loss of 46.2 million compared to net loss of $44.2 million in our six months ended March 31, 2023.

Our operating results for the six months ended March 31, 2024 worsened as a result of decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract, partially offset by an increased United block hour compensation rate. Our operating expenses improved primarily as a result of (i) decreases in flight operations as a result of decreased pilot training and lower pilot wages; (ii) decreases in aircraft rent expense, due to the new agreement with RASPRO Trust entered into in December 2022 in which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases; (iii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft; and (iv) the gain on extinguishment of debt in connection with the retirement of the EDC Loan and MHIRJ junior note. The decreases in operating expenses were partially offset due to greater impairment charges associated with designating assets as held for sale.

Operating Revenues "Available seat miles" or "ASMs" means the number of seats available for passengers multiplied by the number of miles the seats are flown.

	Six Months Ended March 31,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$214,920		$232,232		$(17,312)	(7.5)%
Pass-through and other		35,439		36,776		(1,337)	(3.6)%
Total operating revenues		$250,359		$269,008		$(18,649)	(6.9)%

Operating data:
Available seat miles—ASMs (thousands)		1,988,562		2,241,516		(252,954)	(11.3)%
Block hours		89,928		99,126		(9,198)	(9.3)%
Revenue passenger miles—RPMs (thousands)		1,656,663		1,861,629		(204,966)	(11.0)%
Average stage length (miles)		539		593		(54)	(9.1)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.81	¢	10.36	¢	0.45	4.3%
Passengers		3,030,872		3,292,225		(261,353)	(7.9)%

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

Total operating revenue decreased by $18.6 million, or 6.9%, to $250.4 million for our six months ended March 31, 2024 as compared to our six months ended March 31, 2023. Contract revenue decreased by $17.3 million, or 7.5%, to $214.9 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the six months ended March 31, 2023, partially offset by an increased United block hour compensation rate. Our block hours flown during our six months ended March 31, 2024 decreased 9.3% compared to the six months ended March 31, 2024 due to a decrease in scheduled flying for United across the E-175 and CRJ fleet. Our pass-through and other revenue decreased by $1.3 million, or 3.6%, to $35.4 million compared to our six months ended March 31, 2023 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Six Months Ended March 31,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$101,147	$113,150	$(12,003)	(10.6)%
Maintenance	92,899	94,272	(1,373)	(1.5)%
Aircraft rent	2,612	4,918	(2,306)	(46.9)%
General and administrative	23,142	27,526	(4,384)	(15.9)%
Depreciation and amortization	23,116	31,744	(8,628)	(27.2)%
Asset impairment	43,043	20,462	22,581	110.4%
(Gain) on extinguishment of debt	(2,954)	—	(2,954)	100.0%
Other operating expenses	4,159	1,359	2,800	206.0%
Total operating expenses	$287,164	$293,431	$(6,267)	(2.1)%
Operating data:
Available seat miles—ASMs (thousands)	1,988,562	2,241,516	(252,954)	(11.3)%
Block hours	89,928	99,126	(9,198)	(9.3)%
Average stage length (miles)	539	593	(54)	(9.1)%
Departures	49,945	54,226	(4,281)	(7.9)%

Flight Operations. Flight operations expense decreased $12.0 million, or 10.6%, to $101.1 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown.

Maintenance. Aircraft maintenance expense decreased $1.4 million, or 1.5%, to $92.9 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023. This decrease was primarily driven by a decrease in pass-through engine overhaul and rotable and expendable parts, partially offset by an increase in other pass-through costs and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners decreased by $1.0 million during our six months ended March 31, 2024 compared to our six months ended March 31, 2023.

The following table presents information regarding our maintenance costs during the six months ended March 31, 2024 and March 31, 2023 (in thousands):

	Six Months Ended March 31,
	2024	2023
Engine overhaul	$49	$160	$(111)	(69.4)%
Pass-through engine overhaul	11,249	16,640	(5,391)	(32.4)%
C-check	3,979	2,538	1,441	56.8%
Pass-through C-check	7,048	6,276	772	12.3%
Component contracts	10,394	10,412	(18)	(0.2)%
Rotable and expendable parts	8,219	10,687	(2,468)	(23.1)%
Other pass-through	10,257	6,642	3,615	54.4%
Labor and other	41,704	40,917	787	1.9%
Total	$92,899	$94,272	$(1,373)	(1.5)%

Aircraft Rent. Aircraft rent expense decreased $2.3 million, or 46.9%, to $2.6 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023. The decrease is due to our December 2022 agreement with RASPRO Trust pursuant to which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases, offset by an increase in engine leases expense during our six months ended March 31, 2024.

General and Administrative. General and administrative expense decreased $4.4 million, or 15.9%, to $23.1 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023. The decrease is primarily driven by decreases in pass-through property taxes and pass-through insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased by $8.6 million, or 27.2%, to $23.1 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023 due to aircraft in our fleet being classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $43.0 million was recorded for our six months ended March 31, 2024 primarily related to eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines) and 48 GE model CF34-8C engines being designated as held for sale. There was $20.5 million of asset impairment recorded for our six months ended March 31, 2023, related to the write-off of our customer relationship intangible asset and seven CRJ-900 aircraft being designated as held for sale.

Gain on extinguishment of debt. A gain on extinguishment of debt of $3.0 million was recorded for our six months ended March 31, 2024 related to the retirement of our EDC Loan and MHIRJ junior note. There was no gain on extinguishment of debt recorded for the six months ended March 31, 2023.

Other Operating Expenses. Other operating expenses increased $2.8 million, to $4.2 million for our six months ended March 31, 2024 compared to our six months ended March 31, 2023. The increase is primarily attributable to aircraft servicing and fuel expense during the six months ended March 31, 2024.

Other Expense

Other expense decreased $14.4 million, or 63.0%, to $8.4 million for our six months ended March 31, 2024, compared to our six months ended March 31, 2023. The decrease is primarily attributable to realized gains on investments in equity securities of $7.2 million, gain on debt forgiveness of $10.5 million, and decreases on interest expense. The decrease is partially offset by $4.0 million in unrealized losses on investments in equity securities for our six months ended March 31,

2024 compared to a $0.4 million unrealized gain on investments in equity securities for our six months ended March 31, 2023.

Income Taxes

The income tax expense totaled $0.9 million for the six months ended March 31, 2024 compared to a tax benefit of $3.0 million for the six months ended March 31, 2023. The effective tax rate ("ETR") from continuing operations was -2.1% for the six months ended March 31, 2024 compared to 6.4% for the six months ended March 31, 2023. Our ETR during the six months ended March 31, 2024 decreased from the six months ended March 31, 2023 due to permanent tax differences, state taxes, and changes in the valuation allowance against state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $477.5 million and $215.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Reconciliation:
Net loss	$11,660	$(35,122)	$(46,190)	$(44,211)
Income tax benefit	72	(2,097)	936	(3,027)
Loss before taxes	11,732	(37,219)	$(45,254)	$(47,238)
Gain on investments	(7,230)	—	(7,230)	—
Unrealized (gain)/loss on investments, net	6,499	(2,095)	4,048	(416)
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	(4,692)	16,857	35,399	20,576
Adjusted loss before taxes	6,309	(22,457)	(13,037)	(27,078)
Interest expense	10,640	13,030	21,800	24,306
Interest income	(14)	(49)	(28)	(120)
Depreciation and amortization	9,823	16,541	23,116	31,744
Adjusted EBITDA	$26,758	$7,065	$31,851	$28,852
Aircraft rent	1,408	835	2,612	4,918
Adjusted EBITDAR	$28,166	$7,900	$34,463	$33,770

(1) $16.7 million loss on held for sale accounting treatment on seven CRJ-900 aircraft during the three and six months ended March 31, 2023.
(2) $0.7 million loss on deferred financing costs related to retirement of debts during the three and six months ended March 31, 2023.
(3) $0.5 million gain from sale of 10 engines during the three and six months ended March 31, 2023.
(4) $3.7 million impairment loss on intangible asset during the six months ended March 31, 2023
(5) $10.5 million gain on debt forgiveness during the three and six months ended March 31, 2024.
(6) $0.9 million loss for early payment fees on the retirement of debt during the three and six months ended March 31, 2024.
(7) $2.2 million impairment fair value adjustment loss on 737 inventory during the three and six months ended March 31, 2024.
(8) $1.2 million and $3.2 million in non-recurring third party costs associated with the sale of assets and retirement of debt during the three and six months ended March 31, 2024, respectively.
(9) $0.2 million gain and $0.2 million loss on the sale of assets during the three and six months ended March 31, 2024, respectively.
(10) $1.2 million and $1.5 million loss on deferred financing costs related to retirement of debts during the three and six months ended March 31, 2024, respectively.
(11) $0.5 million impairment true-up loss and $4.7 million impairment true-up gain on held for sale accounting treatment during the three and six months ended March 31, 2024, respectively.
(12) $45.5 million impairment loss on held for sale accounting treatment on 19 airframes and 64 engines during the six months ended March 31, 2024.
(13) $3.0 million gain on extinguishment of debt during the six months ended March 31, 2024.

Liquidity and Capital Resources

Impact of Pilot Shortage and Transition of Operations to United

During our three and six months ended March 31, 2024 and fiscal year ended September 30, 2023, the severity of the pilot shortage, elevated pilot attrition, the transition of our operations with American to United, and increasing costs associated with pilot wages adversely impacted our financial results, cash flows, financial position, and other key financial ratios. One of the primary factors contributing to the pilot shortage and attrition is the demand for pilots at major carriers, which are hiring at an accelerated rate. These airlines now seek to increase their capacity to meet the growing demand for air travel as the global pandemic has moderated. A primary source of pilots for the major U.S. passenger and cargo carriers are the U.S. regional airlines. As a result of the pilot shortage and attrition, the Company has increased overall hourly pay by nearly 118% for captains and 172% for new hires.

As a result of pilot shortage and attrition, we produced less block hours to generate revenues. During the six months ended March 31, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $46.2 million including a non-cash impairment charge of $43.0 million related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 48 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during or subsequent to the three months ended March 31, 2024.

•
During the three months ended March 31, 2024, we closed the sale of 12 GE model CF34-8C engines and related parts to a third party for gross proceeds of $54.2 million and $15.9 million of net proceeds after the retirement of debt.
•
During the three months ended March 31, 2024, we mutually agreed to the consensual wind-down of our flight operations on behalf of DHL and ceased all such operations.
•
On January 11, 2024 and January 19, 2024, we entered into the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"), respectively. The January 2024 United CPA Amendments provide additional liquidity and certain other amendments described below:
o
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024. We generated an additional approximately $20.4 million in incremental revenue from October 1, 2023 through April 30, 2024, and are projected to generate an additional $26.8 million in incremental revenue from May 1, 2024 through December 31, 2024. We received additional payments of $21.3 million related to the block hour rate increase from October 1, 2023 through April 30, 2024.
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
o
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart Aerospace Incorporated. On January 31, 2024, the Company transferred its vested investment in Heart Aerospace Incorporated to United and realized a gain on the investment of $7.2 million, net of transaction costs.
o
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company were released as collateral for the United credit facility, as provided in Amendment No. 4. Subsequent to March 31, 2024, the Company sold 140 thousand shares of Archer for approximately $0.6 million. We expect to sell the remaining shares of Archer, with a fair value of approximately $6.9 million as of June 14, 2024, by the end of July 2024.
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
•
We have 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million. On April 22, 2024, we entered into a binding Memorandum with RASPRO Trust ("RASPRO") that provides for the payment of certain commitment fee amounts by the Company, along with certain RASPRO administration fee amounts, in consideration for the deferral of the $50.3 million buyout obligation over the period of June 2024 to September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the agreement. During the first fiscal quarter of 2024, we entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of September 2024, with net cash from these transactions expected to be approximately $(12.1) million.

o
Subsequent to March 31, 2024, we purchased six airframes and 15 engines from RASPRO for $22.3 million and sold them to third parties for $16.4 million. We expect to purchase and subsequently sell the remainder of the RASPRO assets by the end of July 2024.
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.
•
On May 29, 2024, we entered into a purchase agreement with a third party providing for the sale of nine GE model CF34-8C engines for expected gross proceeds of approximately $8.8 million which will be used to pay down our UST Loan.
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months was prepared with significant judgment and estimates of future cash flows based on projections of CPA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of March 31, 2024, the Company has $94.4 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, as well as the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the six months ended March 31, 2024 were approximately 2.9% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2024, our principal sources of cash have been cash and cash equivalents of $18.5 million, restricted cash of $3.0 million as of March 31, 2024, and $80.3 million in assets held for sale as of March 31, 2024. As of March 31, 2024, we had $339.4 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of March 31, 2024, we had $43.0 million of current debt, excluding finance leases, and $289.7 million of long-term debt excluding finance leases.

Restricted Cash

As of March 31, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2024 and March 31, 2023 (in thousands):

	Six Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$8,388	$(8,636)
Net cash provided by investing activities	94,504	61,801
Net cash used in financing activities	(117,451)	(59,618)
Net decrease in cash, cash equivalents and restricted cash	(14,559)	(6,453)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$21,513	$54,572

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from our major partners pursuant to our CPA and FSA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our six months ended March 31, 2024, we had cash flow provided by operating activities of $8.4 million. We had net loss of $46.2 million adjusted for the following significant non-cash items: depreciation and amortization of $23.1 million, stock-based compensation of $0.8 million, deferred income taxes of $0.5 million, gains on investments in equity securities of $(7.2) million, net unrealized losses on investments in equity securities of $4.0 million, amortization of deferred credits of $(0.6) million, amortization of debt discount and financing costs and accretion of interest of $5.4 million, asset impairment of $43.0 million, loss on sale of assets of $0.2 million, gain on debt forgiveness of $(10.5) million, gain on extinguishment of debt of $(3.0) million, and $2.4 million in miscellaneous operating cash flow items. We had a net change of $(3.6) million within other net operating assets and liabilities largely driven by decreases in accounts payable, deferred revenue, and accrued expenses and other liabilities which were offset primarily by decreases in receivables and prepaid expenses in accrued expenses and other liabilities.

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

During our six months ended March 31, 2024, net cash flow provided by investing activities totaled $94.5 million. Proceeds from the sale of aircraft and engines totaled $107.7 million, we invested $(13.2) million in capital expenditures, primarily consisting of rotable parts and costs associated with transferring our CRJ-900 aircraft to United operations, paid $(0.4) million in investment transaction costs, and received $0.3 million in refunds of equipment and other deposits.

During our six months ended March 31, 2023, net cash flow provided by investing activities totaled $61.8 million. Proceeds from the sale of aircraft and engines totaled $86.1 million. We invested $(24.5) million in capital expenditures primarily consisting of spare engines, rotable parts, and other equipment, and received $0.2 million in refunds of equipment and other deposits.

Net Cash (Used in) Provided by Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, payment of tax withholding for RSUs, and proceeds received from issuing common stock under our ESPP.

During our six months ended March 31, 2024, net cash flow used in financing activities was $117.5 million. We received $86.9 million of proceeds from long-term debt, made $(203.4) million of principal repayments on long-term debt, and paid $(0.9) million for debt prepayment costs.

During our six months ended March 31, 2023, net cash flow used in financing activities was $59.6 million. We received $39.0 million of proceeds from long-term debt, made $(97.8) million of principal repayments on long-term debt, and paid $(0.9) million of costs related to debt financing. We received $0.1 million in proceeds from the issuance of common stock under our ESPP.

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

As of March 31, 2024, we had $233.5 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $2.3 million in the six months ended March 31, 2024.

As of March 31, 2024, we had $166.6 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2024.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements were indexed to one- and three-month LIBOR, which were sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, replaced LIBOR with SOFR after June 30, 2023. We applied expedients to agreements under LIBOR that were replaced by SOFR. Under the expedient, we now account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. New effective yields were established based on the new carrying amount and revised cash flows.

Our debts based on LIBOR have been modified to use SOFR as a reference rate which went into effect between July 31, 2023 and December 31, 2023. As of March 31, 2024, we had $306.3 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Management identified a material weakness in internal controls related to the omission of a disclosure of an impairment charge associated with assets classified as held for sale for the period ended December 31, 2023. Management remains committed to the remediation of this material weakness.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of March 31, 2024 and September 30, 2023, and the results of operations and cash flows for the period ended March 31, 2024 and March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The amounts remitted for employee withholding taxes during the six months ended March 31, 2024 and March 31, 2023 were $1 thousand and $30 thousand, respectively, for which the Company withheld 1,490 and 29,276 shares of our common stock, respectively, that were underlying the RSUs that vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: June 17, 2024	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)