Form 10-Q
period 2024-06-30
MESA AIR GROUP INC
filed 2024-10-15
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 41,313,221 shares of common stock, no par value per share, issued and outstanding.

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
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, which will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company’s satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (June 30, 2024 is unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$16,302	$32,940
Restricted cash	2,983	3,132
Marketable securities	5,442	—
Receivables, net ($1,710 and $4,016 from related party)	5,953	8,253
Expendable parts and supplies, net	30,652	29,245
Assets held for sale	20,151	57,722
Prepaid expenses and other current assets	3,425	7,294
Total current assets	84,908	138,586

Property and equipment, net	497,914	698,022
Lease and equipment deposits	1,289	1,630
Operating lease right-of-use assets	7,247	9,709
Deferred heavy maintenance, net	7,209	7,974
Assets held for sale	57,229	12,000
Other assets	8,569	30,546
Total assets	$664,365	$898,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($4,604 and $20,500 from related party)	$72,769	$163,550
Current portion of deferred revenue	4,443	4,880
Current maturities of operating leases	2,212	3,510
Accounts payable	64,409	58,957
Accrued compensation	11,180	10,008
Other accrued expenses	32,481	27,001
Total current liabilities	187,494	267,906
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($33,414 and $30,630 from related party)	287,749	364,728
Noncurrent operating lease liabilities	6,412	8,077
Deferred credits from related party	3,275	4,617
Deferred income taxes	8,059	8,414
Deferred revenue, net of current portion	7,963	16,167
Other noncurrent liabilities	28,526	28,522
Total noncurrent liabilities	341,984	430,525
Total liabilities	529,478	698,431
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,312,204 (2024) and 40,940,326 (2023) shares issued and outstanding, 4,899,497 (2024) and 4,899,497 (2023) warrants issued and outstanding	272,104	271,155
Accumulated deficit	(137,217)	(71,119)
Total stockholders' equity	134,887	200,036
Total liabilities and stockholders' equity	$664,365	$898,467

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Contract revenue (2024—$93,867 and $301,796 and 2023—$88,415 and $200,184 from related party)	$95,596	$94,356	$310,516	$326,588
Pass-through and other revenue	15,197	20,335	50,636	57,111
Total operating revenues	110,793	114,691	361,152	383,699

Operating expenses:
Flight operations	45,455	51,557	146,602	164,707
Maintenance	44,266	51,072	137,165	145,344
Aircraft rent	1,684	864	4,296	5,782
General and administrative	9,715	11,346	32,857	38,872
Depreciation and amortization	9,730	15,316	32,846	47,060
Asset impairment	7,880	30,489	50,923	50,951
Loss/(Gain) on sale of assets	—	(6,722)	150	(7,271)
Other operating expenses	1,090	999	5,098	2,358
Total operating expenses	119,820	154,921	409,937	447,803
Operating loss	(9,027)	(40,230)	(48,785)	(64,104)
Other income (expense), net:
Interest expense	(9,032)	(12,015)	(30,832)	(36,321)
Interest income	17	8	45	128
(Loss)/Gain on investments	(776)	—	6,454	—
Unrealized (loss)/gain on investments, net	(2,025)	2,859	(6,073)	3,275
Gain on extinguishment of debt	—	—	2,954	—
Gain on debt forgiveness	—	—	10,500	—
Other income (expense), net	125	(946)	(234)	(540)
Total other expense, net	(11,691)	(10,094)	(17,186)	(33,458)
Loss before taxes	(20,718)	(50,324)	(65,971)	(97,562)
Income tax (benefit)/expense	(810)	(2,764)	126	(5,791)
Net loss and comprehensive loss	$(19,908)	$(47,560)	$(66,097)	$(91,771)
Net loss per share attributable to
common shareholders
Basic	$(0.48)	$(1.17)	$(1.61)	$(2.35)
Diluted	$(0.48)	$(1.17)	$(1.61)	$(2.35)
Weighted-average common shares outstanding
Basic	41,217	40,688	41,075	38,986
Diluted	41,217	40,688	41,075	38,986

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended June 30, 2023
			Common
			Stock and	Retained
			Additional	Earnings/
	Number of	Number of	Paid-In	(Accumulated
	Shares	Warrants	Capital	Deficit)	Total
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	688	—	688
Payment of tax withholding for RSUs	(847)	—	(1)	—	(1)
Restricted shares issued	2,500	—	—	—	—
Net loss	—	—	—	(9,090)	(9,090)
Balance at December 31, 2022	36,378,550	4,899,497	$259,864	$39,907	$299,771

Stock compensation expense	—	—	668	-	668
Payment of tax withholding for RSUs	(29,276)	—	(30)	-	(30)
Restricted shares issued	175,661	—	—	-	-
United stock issuance	4,042,061		9,782		9,782
Employee share purchases	52,278	—	148	-	148
Net loss	—	—	—	(35,122)	(35,122)
Balance at March 31, 2023	40,619,274	4,899,497	270,432	4,785	275,217

Stock compensation expense	—	—	556	-	556
Payment of tax withholding for RSUs	(163,920)	—	(315)	-	(315)
Restricted shares issued	375,240	—	—	-	-
Net loss	—	—	—	(47,560)	(47,560)
Balance at June 30, 2023	40,830,594	4,899,497	270,673	(42,775)	227,898

	Nine Months Ended June 30, 2024
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	427	—	427
Net loss	—	—	—	(57,850)	(57,850)
Balance at December 31, 2023	40,940,326	4,899,497	$271,582	$(128,969)	$142,612

Stock compensation expense	—	—	372	—	372
Payment of tax withholding for RSUs	(1,490)	—	(1)	—	(1)
Restricted shares issued	178,010	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net income	—	—	—	11,660	11,660
Balance at March 31, 2024	41,172,218	4,899,497	271,982	(117,309)	154,672

Stock compensation expense	—	—	248	—	248
Payment of tax withholding for RSUs	(102,436)	—	(126)	—	(126)
Restricted shares issued	242,422	—	—	—	—
Net loss	—	—	—	(19,908)	(19,908)
Balance at June 30, 2024	41,312,204	4,899,497	272,104	(137,217)	134,887

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(66,097)	$(91,771)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,846	47,060
Stock compensation expense	1,047	1,912
Unrealized loss/(gain) on investments, net	6,073	(3,275)
Realized gain on investments	(6,454)	—
Deferred income taxes	(355)	(6,157)
Amortization of deferred credits	(798)	1,407
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	6,243	4,922
Asset impairment	50,923	50,951
Loss/(Gain) on sale of assets	150	(7,271)
(Gain) on extinguishment of debt	(2,954)	—
(Gain) on debt forgiveness	(10,500)	—
Other	3,187	1,973
Changes in assets and liabilities:
Receivables	2,300	396
Expendable parts and supplies	(1,407)	(2,016)
Prepaid expenses and other operating assets and liabilities	4,006	125
Accounts payable	6,055	(6,349)
Deferred revenue	(8,302)	(1,342)
Deferred heavy maintenance, net	(1,637)	(1,382)
Accrued expenses and other liabilities	5,771	(5,689)
Operating lease right-of-use assets and liabilities	(501)	2,669
Net cash provided by (used in) operating activities	19,596	(13,837)

Cash flows from investing activities:
Capital expenditures	(16,908)	(31,619)
Proceeds from sale of aircraft and engines	127,136	139,878
Proceeds from sale of investments in equity securities	2,729	—
Investment transaction costs	(380)	—
Refund of equipment and other deposits	341	740
Net cash provided by investing activities	112,918	108,999

Cash flows from financing activities:
Proceeds from long-term debt	86,855	39,000
Principal payments on long-term debt and finance leases	(235,156)	(142,577)
Debt prepayment costs	(922)	—
Payments of debt and warrant issuance costs	—	(917)
Proceeds from issuance of ESPP	48	148
Payment of tax withholding for RSUs	(126)	(346)
Net cash used in financing activities	(149,301)	(104,692)

Net change in cash, cash equivalents and restricted cash	(16,787)	(9,530)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$19,285	$51,495

Supplemental cash flow information
Cash paid for interest	$23,344	$28,801
Cash paid for income taxes, net	$—	$27
Operating lease payments in operating cash flows	$3,738	$8,203
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$419	$755
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$—	$65,094
Principal payments in exchange for transfer of equity investment	$12,610	$—
Principal forgiven	$10,500	$—

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 73 cities in 32 states, Cuba, and Mexico. Mesa operated a fleet of 73 regional aircraft with approximately 279 daily departures and 1,992 employees as of June 30, 2024. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA"), leased to a third party, held for sale, or maintained as operational spares. Mesa operates all of its flights as United Express pursuant to the terms of the CPA entered into with United (our “major partner”). Prior to March 1, 2024, Mesa's fleet were also operated under a Flight Services Agreement ("FSA") with DHL Network Operations (USA), Inc. ("DHL") pursuant to the terms of the FSA entered into with DHL. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and nine months ended June 30, 2024 and June 30, 2023 were derived from operations associated with the CPA, FSA, leases of aircraft to a third party, and Mesa Pilot Development. Revenues during the three and nine months ended June 30, 2023 also included revenues derived from our CPA with American Airlines, Inc. ("American"), which terminated in April 2023.

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

Liquidity and Going Concern

During our three and nine months ended June 30, 2024 and fiscal year ended September 30, 2023, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet. This will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On September 25, 2024, the Company reached an agreement with United to obtain a waiver for the covenant breach through December 31, 2024. As of the issuance of this Form 10-Q, we are in compliance with all financial covenants.

As a result of the decrease in scheduled flying activity, we produced less block hours to generate revenues. During the nine months ended June 30, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $66.1 million, including a non-cash impairment charge of $50.9 million primarily related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 61 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during or subsequent to the three months ended June 30, 2024.

•
We had 15 aircraft under the RASPRO Trust ("RASPRO") finance lease with a buyout obligation of $50.3 million. On April 22, 2024, we entered into a binding Memorandum with RASPRO that provides for the payment of certain commitment fee amounts by the Company, along with certain RASPRO administration fee amounts, in consideration for the deferral of the $50.3 million buyout obligation over the period of June 2024 to September

2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the agreement. During the first fiscal quarter of 2024, we entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of September 2024, with net cash outflows from these transactions expected to be approximately $12.1 million.
o
During the three months ended June 30, 2024, we purchased six airframes and 15 engines from RASPRO for $22.3 million and sold them to third parties for $17.3 million. Subsequent to June 30, 2024, we purchased the remaining nine airframes and 15 engines from RASPRO for $23.2 million, completely paying off our obligation under the RASPRO finance lease. Subsequent to June 30, 2024, we sold all of the associated airframes and 14 of the engines to third parties for $20.4 million. We expect to close the sale of the final engine by the end of October 2024, with gross proceeds expected to be $0.7 million on the sale.
o
We are leasing three of the airframes that were sold to the third party through the period in which the respective airframes are covered under the United CPA, between July 31, 2024 and January 31, 2025.
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.
•
On May 29, 2024, and June 20, 2024, we entered into two separate purchase agreements with third parties providing for the sale of nine and fourteen engines, respectively. Gross proceeds from the sale of the engines are expected to be $8.8 million and $24.7 million, respectively, of which, $8.8 million and $20.2 million, respectively, will be used to pay down our loan with the United States Department of the Treasury (the "UST Loan"). Subsequent to June 30, 2024, we closed the sale of eight engines in connection with the June 20, 2024 purchase agreement for gross proceeds of approximately $12.9 million and net proceeds of approximately $4.4 million after the paydown of debt.
•
On May 30, 2024, we amended two finance leases on CRJ-700 aircraft providing for the revision of the lease term from June 22, 2031 to May 29, 2027 for initial payments totaling approximately $1.8 million.
•
During the three months ended June 30, 2024, we generated an additional approximately $9.6 million in incremental revenue from increased CPA rates agreed upon in the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA (the "January 2024 United CPA Amendments"). We are projected to generate an additional $46.0 million in incremental revenue from September 1, 2024 through August 31, 2025.
•
During the three months ended June 30, 2024, the Company sold approximately 760 thousand shares of Archer Aviation Inc. ("Archer") for approximately $2.7 million of proceeds. Subsequent to June 30, 2024, we sold substantially all of our remaining 1.5 million shares of Archer for approximately $6.9 million of proceeds and realized a gain of approximately $1.6 million on the sale.
•
During the three months ended June 30, 2024, the Company furloughed 53 first officers and captains to match scheduled flying activity. This is expected to result in savings of approximately $3.9 million from July 1, 2024 through December 31, 2024.
•
On September 23, 2024, we entered into an agreement with the UST (the "CCR Modification Agreement") to reduce our required minimum Collateral Coverage Ratio ("CCR") for our UST Loan from 1.55:1.0 to 1.44:1.0 through November 22, 2024, after which, the required CCR minimum will revert back to 1.55:1.0.
•
On September 25, 2024, we reached an agreement with United to provide additional liquidity described below:
o
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through August 31, 2025.
o
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through January 2025, and an entirely E-175 fleet by March 2025.
o
Reimbursement of up to $14.0 million of expenses related to the transition to an entirely E-175 fleet.
o
The commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase the two CRJ-700 aircraft for total proceeds of $11.0 million, $4.5 million of which will pay down the outstanding obligations.

o
The commitment to grant a waiver through December 31, 2024, for the financial covenant breach related to the $15.0 million minimum liquidity requirement on our United Revolving Credit Facility.
•
Based on the most recent appraisal value of our spare parts, we have $12.4 million available under our United Revolving Credit Facility.
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months following the issuance of its financial statements was prepared with significant judgment and estimates of future cash flows based on projections of CPA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of June 30, 2024, the Company has $72.8 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 73 aircraft for United. As of June 30, 2024, we operated 55 E-175 and 18 CRJ-900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028. During the three months ended June 30, 2024, United advised the Company that due to 70 and 76 seat scope limitations and commitments for 70 and 76 seat aircraft for other United Express carriers, the combined Mesa fleet of CRJ-900 and E-175 aircraft would be capped at 60 aircraft by October 2024. Additionally, the fleet would be an entirely E-175 fleet by March 2025.

In exchange for providing flight services under our United CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based on exceeding established goals for certain operational metrics. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and landing fees, are directly paid to suppliers by United.

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

On September 25, 2024, we reached an agreement with United which provides for the following:

•
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through August 31, 2025.
•
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through January 2025, and an entirely E-175 fleet by March 2025.
•
Reimbursement of $14.0 million of expenses related to the transition to an entirely E-175 fleet.

•
The commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase the two CRJ-700 aircraft for $11.0 million.
•
The commitment to grant a waiver through December 31, 2024, for the financial covenant breach related to the $15.0 million minimum liquidity requirement on our United Revolving Credit Facility.

In January 2024, the Amended and Restated United CPA was amended with the January 2024 United CPA Amendments which provide for the following:

•
Increased CPA rates for E-175 aircraft, retroactive to October 1, 2023 through December 31, 2024;
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

On April 1, 2024, April 19, 2024, April 30, 2024, and June 24, 2024, we received individual notices from United exercising its right under Section 2.4(a) of the United CPA to remove a total of 18 CRJ-900 Covered Aircraft (as defined in the United CPA), effective as follows: one aircraft - May 21, 2024; one aircraft - May 31, 2024; two aircraft - June 30, 2024; two aircraft - July 31, 2024; two aircraft - October 31, 2024; five aircraft - January 6, 2025; and 5 aircraft - January 31, 2025.

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

Segment Reporting

As of June 30, 2024, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

Contract Revenue and Pass-through and Other Revenue

We recognize contract revenue when the service is provided under our CPA. Under the CPA, United generally pays for each departure, flight hour or block hour incurred, and an amount per aircraft in service each month with additional incentives or penalties based on flight completion, on-time performance, and other operating metrics. Our performance obligation is met as each flight is completed, and revenue is recognized and reflected in contract revenue.

We recognize pass-through revenue when the service is provided under our CPA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from our major partners at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from our major partners in advance of our performance. During the three and nine months ended June 30, 2024, we deferred approximately $2.3 million in revenue and recognized approximately $8.6 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of June 30, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Deferred Revenue
2024 (remainder of)	$894
2025	4,172
2026	3,270
2027	3,034
2028	1,137
Thereafter	(101)
Total	$12,406

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $29.5 million and $32.3 million of lease revenue for the three months ended June 30, 2024 and June 30, 2023, respectively, and $98.1 million and $111.4 million during the nine months ended June 30, 2024 and June 30, 2023, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

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

The following table summarizes future minimum rental payments under operating leases related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2024 (in thousands):

Periods Ending September 30,	Total Payments
2024 (remainder of)	$546
2025	2,184
2026	2,184
2027	2,184
2028	2,184
Thereafter	5,824
Total	$15,106

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

We lease, at nominal rates, certain aircraft from United under our CPA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, 18 of our aircraft are leased from third parties. In the event that we or one of our major partners decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

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

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at June 30, 2024 and September 30, 2023 were $4.4 million and $5.1 million, respectively. We recognized $0.3 million and $0.1 million of the deferred credits within contract revenue during the three months ended June 30, 2024 and June 30, 2023, respectively, and $1.5 million and $1.6 million during the nine months ended June 30, 2024 and June 30, 2023, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024 and September 30, 2023, our deferred heavy maintenance balance, net of accumulated amortization, was $7.2 million and $8.0 million, respectively.

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

Engine overhaul expense totaled $6.8 million and $11.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, of which $6.8 million and $11.3 million, respectively, was pass-through expense. Engine overhaul expense totaled $18.1 million and $28.3 million for the nine months ended June 30, 2024 and June 30, 2023, respectively, of which $18.1 million and $27.9 million, respectively was pass-through expense. Airframe C-check expense totaled $3.6 million and $3.8 million for the three months ended June 30, 2024 and June 30, 2023, respectively, of which $2.1 million and $2.4 million, respectively, was pass-through expense. Airframe C-check expense totaled $14.7 million and $12.6 million for the nine months ended June 30, 2024 and June 30, 2023, respectively, of which $9.1 million and $8.6 million was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of June 30, 2024.

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

As of June 30, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and nine months ended June 30, 2024 and June 30, 2023 was derived from the American and United CPAs, DHL FSA, and from leases of our CRJ-700 aircraft to GoJet. Substantially all of our accounts receivable at June 30, 2024 and September 30, 2023 was derived from these agreements.

American accounted for 0% and approximately 1% of our total revenue for the three months ended June 30, 2024 and June 30, 2023, respectively, and 0% and 31% of our total revenue for the nine months ended June 30, 2024 and June 30, 2023, respectively. United accounted for approximately 98% and 96% of our total revenue for the three months ended June 30, 2024 and June 30, 2023, respectively, and 97% and 65% of our total revenue for the nine months ended June 30, 2024 and June 30, 2023, respectively. The wind-down period of the American CPA ended on April 3, 2023, at which time the American CPA was officially terminated. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under our agreements are subject to our interpretation of the applicable agreement and are subject to audit by our major partners. Periodically, our major partners dispute amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of the major partner. As such, we review amounts due based on historical collection trends, the financial condition of the major partners, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of June 30, 2024 or September 30, 2023. If our ability to collect these receivables and the financial viability of our major partners is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Assets Held for Sale

During 2022, our management committed to a formal plan to sell certain of our CRJ-900, CRJ-200, and CRJ-700 aircraft. Accordingly, we determined the aircraft met the criteria to be classified as assets held for sale and have separately presented them in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. A gain will be recognized for any subsequent increase in fair value less costs to sell, but not in excess of the cumulative loss previously recognized.

As of March 31, 2024, the Company had 26 CRJ-900 airframes (without engines), and 66 engines classified as held for sale. During the three months ended June 30, 2024, the Company closed the sale of six airframes and 15 engines to third parties and reclassified 13 additional engines to held for sale.

As of June 30, 2024, the Company has 20 CRJ-900 airframes (without engines), and 64 engines that are classified as assets held for sale with a net book value of $77.4 million, $20.2 million of which is classified as current assets on our condensed consolidated balance sheet and $57.2 million of which is classified as noncurrent assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30,	September 30,
	2024	2023
Expendable parts and supplies, net:
Expendable parts and supplies	$42,325	$39,630
Less: expendable parts warranty	(6,995)	(6,295)
Less: obsolescence	(4,678)	(4,090)
	$30,652	$29,245
Property and equipment, net:
Aircraft and other flight equipment	$750,926	$1,039,782
Other equipment	9,411	9,421
Total property and equipment	760,337	1,049,203
Less: accumulated depreciation	(255,214)	(351,181)
	$505,123	$698,022
Other assets:
Investments in equity securities	$300	$20,320
Lease incentives	847	954
Contract asset	6,937	8,756
Other	485	516
	$8,569	$30,546
Other accrued expenses:
Accrued property taxes	$3,896	$5,281
Accrued interest	4,416	3,447
Accrued vacation	7,357	6,763
Accrued lodging	3,111	3,984
Accrued maintenance	1,808	2,117
Accrued simulator costs	1,512	1,006
Accrued employee benefits	1,845	1,450
Accrued fleet operating expense	2,217	650
Other	6,319	2,303
	$32,481	$27,001
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	432	429
Other	1,819	1,818
	$28,526	$28,522

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

During the nine months ended June 30, 2024, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups and noted that impairment indicators existed due to the removal of CRJ-900 aircraft from the United CPA. The Company concluded that the net book value of our United asset group was fully recoverable and did not record any impairment.

During the three months ended June 30, 2024, the Company reevaluated the fair value of our held for sale assets and recorded an net impairment true-up adjustment of $4.3 million. The Company additionally reclassified 13 engines to held for sale during the period and recorded an impairment loss of $5.7 million. Further, the Company reevaluated our 737 rotable parts during the period and recorded an impairment true-up gain of $2.2 million. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $9.7 million and $15.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $32.8 million and $46.9 million for the nine months ended June 30, 2024 and June 30, 2023, respectively.

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

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $1.7 million and $2.7 million unrealized loss on the investment in Archer during the three and nine months ended June 30, 2024, respectively. During the three months ended June 30, 2024, the Company sold approximately 0.8 million shares of Archer for $2.7 million in proceeds and recorded a $0.8 million loss on the sale. The total value of the Company's remaining investment in Archer is $5.3 million as of June 30, 2024. Subsequent to June 30, 2024, the Company sold substantially all of our remaining 1.5 million shares of Archer for gross proceeds of approximately $6.9 million and realized a gain of approximately $1.6 million on the sale.

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

On March 12, 2024, the privately-held manufacturer of the VTOL aircraft, XTI Aerospace, Inc ("XTIA")., and its merger subsidiary completed their merger agreement, and began trading as XTIA on the Nasdaq Composite on March 13, 2024, resulting in a readily determinable fair value on our investment in XTIA. The fair values of the Company's investments in XTIA are now Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $3.4 million unrealized loss on the investment in XTIA during the nine months ended June 30, 2024. The total value of the investment in XTIA is $0.1 million as of June 30, 2024.

Total net unrealized gain/(loss) on our investments in equity securities totaled $(2.0) million and $2.9 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $(6.1) million and $3.3 million for the nine months ended June 30, 2024 and June 30, 2023, respectively, and are reflected in unrealized gain/(loss) on investments, net in our condensed consolidated statements of operations and comprehensive loss. Total realized gain on our investments in equity securities totaled $6.5 million, net of transaction costs, for the three and nine months ended June 30, 2024, and are reflected in gain on investments in our condensed consolidated statements of operation and comprehensive income (loss). There was no realized gain or loss on investments in equity securities during the three and nine months ended June 30, 2023. As of June 30, 2024 and September 30, 2023, the aggregate carrying amount of our investments in equity securities was $5.7 million and $20.3 million, respectively, and the carrying amount of our investments without readily determinable fair values was $0.3 million and $8.8 million, respectively.

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

Other than our assets held for sale and investments in equity securities described in Notes 5 and 6, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of June 30, 2024 and September 30, 2023.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	June 30, 2024		September 30, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$366.4	$346.4	$538.3	$493.6

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of June 30, 2024 and September 30, 2023, consisted of the following (in thousands):

	June 30,	September 30,
	2024	2023

Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$—	$39,018
Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	97,287	108,815
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	78,201	90,401
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028, with incentives for up to $15 million based on achieving certain performance metrics, of which $10.5 million has been achieved	38,020	40,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	—	10,500
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	30,691	67,637
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	—	1,075
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2024, collateralized by the underlying equipment	—	41,098
Notes payable to financial institution, quarterly interest based on SOFR plus interest spread at 3.50% through 2027	122,155	139,100
Gross long-term debt, including current maturities	366,354	538,274
Less unamortized debt issuance costs	(2,693)	(5,083)
Less notes payable warrants	(3,143)	(4,913)
Net long-term debt, including current maturities	360,518	528,278
Less current portion, net of unamortized debt issuance costs	(72,769)	(163,550)
Net long-term debt	$287,749	$364,728

Principal maturities of long-term debt as of June 30, 2024, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2024 (remainder of)	$42,834
2025	50,481
2026	175,046
2027	52,625
2028	30,926
Thereafter	14,442
$366,354

The carrying value of collateralized aircraft and equipment as of June 30, 2024 was approximately $507.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of June 30, 2024, we had $97.3 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

United Revolving Credit Facility

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 (“Amendment No. 1”), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.5 million plus fees and expenses, which is due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10.5 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Subsequent to June 30, 2024, United agreed to grant the Company a waiver on the $15.0 million minimum liquidity requirement through December 31, 2024. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the three months ended June 30, 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15 million achieved was recognized as a deemed prepayment. $4.5 million of the deemed prepayment remains outstanding.

On September 6, 2023, the Company amended the existing United Credit Facility to (i) permit the Company to re-draw approximately $7.9 million of the Effective Date Bridge Loan (as defined in the United Credit Facility) previously repaid; (ii) increased the amount of Revolving Commitments (as defined in the United Credit Facility) from $30.7 million to $50.7 million, in each case, plus the original principal amount of the Effective Date Bridge Loan and subject to the Borrowing Base (as defined in the United Credit Facility); and (iii) amended the calculation of the Borrowing Base. Amounts borrowed under this facility bear interest at 3.50% for Base Rate Loans and 4.50% per annum for Term SOFR Loans. Amounts borrowed under the Amended Credit Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines, a pledge of certain of the Company’s bank accounts and a pledge of the Company’s stock in certain aviation companies. As of September 30, 2024, the Company has $13.2 million available to draw on the line of credit, $12.4 million of which is collateralized by our spare parts.

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
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company were released as collateral for the United credit facility, subject to certain conditions.
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

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On September 25, 2024, the Company reached an agreement with United to obtain a waiver for the covenant breach through December 31, 2024. As of the issuance of this Form 10-Q, we are in compliance with all financial covenants.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. Subsequent to June 30, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR to 1.44 to 1.0 through November 22, 2024, after which, the required minimum CCR will revert back to 1.55 to 1.0.

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

9.
Earnings Per Share

Calculations of net income/(loss) per common share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(19,908)	$(47,560)	$(66,097)	$(91,771)
Basic weighted average common shares outstanding	41,217	40,688	41,075	38,986
Diluted weighted average common shares outstanding	41,217	40,688	41,075	38,986
Net loss per common share attributable to Mesa Air Group:
Basic	$(0.48)	$(1.17)	$(1.61)	$(2.35)
Diluted	$(0.48)	$(1.17)	$(1.61)	$(2.35)

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

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of June 30, 2024, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan and our aircraft lease facility with RASPRO Trust 2005, a pass-through trust, contain restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was 3.9% and -0.2% for the three and nine months ended June 30, 2024, respectively, and 5.5% and 5.9% for the three and nine months ended June 30, 2023, respectively. The Company’s ETR during the three and nine months ended June 30, 2024 decreased from the prior year tax rate, primarily as a result of certain tax depreciation differences, state taxes, and changes in valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $475.6 million and $214.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.1 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the nine months ended June 30, 2024 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2023	736,891	$3.35
Granted	438,227	$1.53
Vested	(420,438)	$3.82
Forfeited	(51,747)	$1.25
Restricted shares unvested at June 30, 2024	702,933	$2.02

As of June 30, 2024, there was $1.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2024 and June 30, 2023 was $0.2 million and $0.6 million, respectively, and $1.0 million and $1.9 million for the nine months ended June 30, 2024 and June 30, 2023, respectively.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the nine months ended June 30, 2024 and June 30, 2023 were $0.1 thousand and $0.3 thousand, respectively, for which the Company withheld 102,436 and 163,920 shares of our common stock, respectively, that were underlying the RSUs that vested.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of June 30, 2024, eligible employees purchased and we issued an aggregate of 499,962 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 55,372 of which were purchased and issued during the nine months ended June 30, 2024. During the nine months ended June 30, 2024, the maximum amount of shares was reached and the 2019 ESPP was discontinued.

14.
Leases

As of June 30, 2024, we leased 30 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating and finance leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives. Finance lease is capitalized and depreciated over the useful life of the asset.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $4.5 million and $3.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $17.1 million and $14.3 million for the nine months ended June 30, 2024 and June 30, 2023, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$810	$1,283	$3,233	$7,259
Variable and short-term lease costs	2,581	998	$5,543	$3,121
Interest expense on finance lease liabilities	746	230	$3,291	734
Amortization expense of finance lease assets	365	1,046	5,001	3,138
Total lease costs	$4,502	$3,557	$17,068	$14,252

As of June 30, 2024, our operating leases have a remaining weighted average lease term of 6.5 years and our operating lease liabilities were measured using a weighted average discount rate of 6.0%.

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

15.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

16.
Subsequent Events

RASPRO Asset Purchase and Sale

Subsequent to June 30, 2024, we purchased the remaining nine airframes and 15 engines from RASPRO for $23.2 million, completely paying off our obligation under the RASPRO finance lease. Subsequent to June 30, 2024, we sold all of the associated airframes and 14 of the engines to third parties for $20.4 million. We expect to close the sale of the final engine by the end of October 2024, with gross proceeds expected to be $0.7 million on the sale.

Sale of Archer

Subsequent to June 30, 2024, we sold substantially all of our 1.5 million remaining shares of Archer for approximately $6.9 million of proceeds and realized a gain of approximately $1.6 million on the sale.

Sale of Assets Held for Sale

•
Subsequent to June 30, 2024, we closed the sale of eight engines in connection with the June 20, 2024 purchase agreement for gross proceeds of approximately $12.9 million and net proceeds of approximately $4.4 million after the paydown of debt.
•
Subsequent to June 30, 2024, we closed the sale of three engines in connection with the December 13, 2023 purchase agreement for gross proceeds of $1.5 million.

Financial Covenant Noncompliance and Waiver

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On September 25, 2024, the Company reached an agreement with United to obtain a waiver for the covenant breach through December 31, 2024. As of the issuance of this Form 10-Q, we are in compliance with all financial covenants.

UST Loan Financial Covenant Modification

On September 23, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR for our UST Loan from 1.55:1.0 to 1.44:1.0 through November 22, 2024, after which, the required CCR minimum will revert back to 1.55:1.0.

Agreement with United

On September 25, 2024, we reached an agreement with United which provides for the following:

•
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through August 31, 2025.
•
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through January 2025, and an entirely E-175 fleet by March 2025.
•
Reimbursement of $14.0 million of expenses related to the transition to an entirely E-175 fleet.
•
The commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase the two CRJ-700 aircraft for $11.0 million.
•
The commitment to grant a waiver through December 31, 2024, for the financial covenant breach related to the $15.0 million minimum liquidity requirement on our United Revolving Credit Facility.

Assets Designated as Held for Sale and Impairment

Subsequent to June 30, 2024, the Company reclassified 15 CRJ-900 airframes (without engines), 16 GE Model CF34-8C engines, two CRJ-700 aircraft, and certain CRJ and 737 spare parts as held for sale. The total value of the assets reclassified to held for sale was $48.5 million and the Company recorded $23.0 million of impairment on the assets.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 73 cities in 32 states, Cuba, and Mexico. Mesa operated a fleet of 73 aircraft with approximately 279 daily departures and 1,992 employees as of June 30, 2024. As of June 30, 2024, we operated 55 E-175 and 18 CRJ-900 aircraft under our United CPA and leased two aircraft under our lease with a third party. All of the Company’s consolidated contract revenues for the three and nine months ended June 30, 2024 and June 30, 2023 were derived from operations associated with the CPA, FSA, leases of aircraft to a third party, and Mesa Pilot Development. Revenues during the three and nine months ended June 30, 2023 also included revenues derived from our CPA with American, which terminated in April 2023.

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

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPA with United, along with the additional amounts received based on the number of flights and block hours flown, rental revenue for aircraft leased to GoJet Airlines L.L.C, and revenue from participants in Mesa Pilot Development. Contract revenues we receive from our major partners are paid and recognized over time consistent with the delivery of service under our CPA.

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

Other Operating Expenses. Other operating expenses primarily consists of fuel costs for flying we undertake outside of our CPA (including aircraft re-positioning and maintenance) as well as costs for aircraft and traffic servicing, such as aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners. All aircraft fuel and related fueling costs for flying under our CPA are directly paid and supplied by our major partners. Accordingly, we do not record an expense or pass-through revenue for fuel supplied by United for flying under our CPA.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flight services in accordance with our CPA.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

We had operating loss of $9.0 million in our three months ended June 30, 2024 compared to operating loss of $40.2 million in our three months ended June 30, 2023. In our three months ended June 30, 2024, we had net loss of $19.9 million compared to net loss of $47.6 million in our three months ended June 30, 2023.

Our operating results for the three months ended June 30, 2024 improved as a result decreases in operating expenses due to (i) decreased impairment charges; (ii) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; (iii) decreases in maintenance expense, primarily due to a decrease in pass-through engine overhaul on our E-175 fleet; and (iv) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. Our contract revenue slightly improved due to an increased United block hour compensation rate effective October 1, 2023. This was partially offset by fewer aircraft under contract, higher deferred revenue, and the wind-down of the DHL FSA.

Operating Revenues

	Three Months Ended June 30,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$95,596		$94,356		$1,240	1.3%
Pass-through and other		15,197		20,335		(5,138)	(25.3)%
Total operating revenues		$110,793		$114,691		$(3,898)	(3.4)%

Operating data:
Available seat miles—ASMs (thousands)		962,669		1,002,945		(40,276)	(4.0)%
Block hours		43,813		45,301		(1,488)	(3.3)%
Revenue passenger miles—RPMs (thousands)		817,434		844,291		(26,857)	(3.2)%
Average stage length (miles)		535		555		(20)	(3.6)%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.93	¢	9.41	¢	0.52	5.5%
Passengers		1,513,581		1,500,634		12,947	0.9%

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

Total operating revenue decreased by $3.9 million, or 3.4%, to $110.8 million for our three months ended June 30, 2024 as compared to our three months ended June 30, 2023. Contract revenue increased by $1.2 million, or 1.3%, to $95.6 million, primarily driven by the increase in the United block hour compensation rate, partially offset by fewer aircraft under contract, higher deferred revenue, and the wind-down of the DHL FSA. Our block hours flown during our three months ended June 30, 2024, decreased 3.3% compared to the three months ended June 30, 2023 due to a decrease in scheduled flying on our CRJ fleet. Our pass-through and other revenue decreased by $5.1 million, or 25.3%, to $15.2 million compared to our three months ended June 30, 2023 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$45,455	$51,557	$(6,102)	(11.8)%
Maintenance	44,266	51,072	(6,806)	(13.3)%
Aircraft rent	1,684	864	820	94.9%
General and administrative	9,715	11,346	(1,631)	(14.4)%
Depreciation and amortization	9,730	15,316	(5,586)	(36.5)%
Asset impairment	7,880	30,489	(22,609)	(74.2)%
(Gain) on sale of assets	—	(6,722)	6,722	(100.0)%
Other operating expenses	1,090	999	91	9.1%
Total operating expenses	$119,820	$154,921	$(35,101)	(22.7)%
Operating data:
Available seat miles—ASMs (thousands)	962,669	1,002,945	(40,276)	(4.0)%
Block hours	43,813	45,301	(1,488)	(3.3)%
Average stage length (miles)	535	555	(20)	(3.6)%
Departures	24,144	24,555	(411)	(1.7)%

Flight Operations. Flight operations expense decreased $6.1 million, or 11.8%, to $45.5 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of decreases in headcount.

Maintenance. Aircraft maintenance expense decreased $6.8 million, or 13.3%, to $44.3 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023. This decrease was primarily driven by a decrease in pass-through engine overhaul and a decrease in wages. Total pass-through maintenance expenses reimbursed by our major partners decreased by $3.2 million during our three months ended June 30, 2024 compared to our three months ended June 30, 2023.

The following table presents information regarding our maintenance costs during the three months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Engine overhaul	$—	$199	$(199)	(100.0)%
Pass-through engine overhaul	6,826	11,263	(4,437)	(39.4)%
C-check	1,594	1,424	170	11.9%
Pass-through C-check	2,050	2,368	(318)	(13.4)%
Component contracts	4,226	4,756	(530)	(11.1)%
Rotable and expendable parts	4,382	4,850	(468)	(9.6)%
Other pass-through	5,956	4,366	1,590	36.4%
Labor and other	19,232	21,846	(2,614)	(12.0)%
Total	$44,266	$51,072	$(6,806)	(13.3)%

Aircraft Rent. Aircraft rent expense increased $0.8 million, or 94.9%, to $1.7 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023. The increase is primarily due to greater engine lease costs during our three months ended June 30, 2024.

General and Administrative. General and administrative expense decreased $1.6 million, or 14.4%, to $9.7 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023. The decrease is primarily driven by decreases in wages and pass-through insurance costs, partially offset by increased consulting fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $5.6 million, or 36.5%, to $9.7 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $7.9 million was recorded for our three months ended June 30, 2024 primarily related to designating 13 engines as held for sale. There was $30.5 million of asset impairment recorded for the three months ended June 30, 2023 related to seven CRJ-900 aircraft being designated as held for sale.

Other Operating Expenses. Other operating expenses increased $0.1 million, to $1.1 million for our three months ended June 30, 2024 compared to our three months ended June 30, 2023. The increase is primarily attributable to higher interrupted trip expense during the three months ended June 30, 2024.

Other Expense

Other expense increased $1.6 million, or 15.8%, to $11.7 million for our three months ended June 30, 2024, compared to our three months ended June 30, 2023. The increase is primarily attributable to unrealized losses on investments in equity securities of $2.0 million during our three months ended June 30, 2024, compared to $2.9 million in unrealized gains on investments in equity securities during our three months ended June 30, 2023. This was partially offset by a decrease in interest expense for our three months ended June 30, 2024 compared to our three months ended June 30, 2023.

Income Taxes

The income tax benefit totaled $0.8 million for the three months ended June 30, 2024 compared to a tax benefit of $2.8 million for the three months ended June 30, 2023. The effective tax rate ("ETR") from continuing operations was 3.9% for the three months ended June 30, 2024 compared to 5.5% for the three months ended June 30, 2023. Our ETR during the three months ended June 30, 2024 decreased from the three months ended June 30, 2023, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $475.6 million and $214.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.1 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

We had operating loss of $48.8 million in our nine months ended June 30, 2024 compared to operating loss of $64.1 million in our nine months ended June 30, 2023. In our nine months ended June 30, 2024, we had net loss of 66.1 million compared to net loss of $91.8 million in our nine months ended June 30, 2023.

Our operating results for the nine months ended June 30, 2024 improved as a result decreases in operating expenses as a result of (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; (ii) decreases in maintenance expense, primarily due to a decrease in pass-through engine overhaul on our E-175 fleet; (iii) decreases in general and administrative expenses, primarily due to a decrease in pass-through property tax; and (iv) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. This was partially offset by a decrease in contract revenue due to reduced block hours flown, fewer aircraft under contract, and the wind-down of the DHL FSA, partially offset by an increased United block hour compensation rate.

Operating Revenues "Available seat miles" or "ASMs" means the number of seats available for passengers multiplied by the number of miles the seats are flown.

	Nine Months Ended June 30,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$310,516		$326,588		$(16,072)	(4.9)%
Pass-through and other		50,636		57,111		(6,475)	(11.3)%
Total operating revenues		$361,152		$383,699		$(22,547)	(5.9)%

Operating data:
Available seat miles—ASMs (thousands)		2,951,231		3,244,461		(293,230)	(9.0)%
Block hours		133,741		144,427		(10,686)	(7.4)%
Revenue passenger miles—RPMs (thousands)		2,474,097		2,705,920		(231,823)	(8.6)%
Average stage length (miles)		538		554		(16)	(2.9)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.52	¢	10.07	¢	0.45	4.5%
Passengers		4,544,453		4,792,859		(248,406)	(5.2)%

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

Total operating revenue decreased by $22.5 million, or 5.9%, to $361.2 million for our nine months ended June 30, 2024 as compared to our nine months ended June 30, 2023. Contract revenue decreased by $16.1 million, or 4.9%, to $310.5 million primarily driven by reduced block hours flown, fewer aircraft under contract, and the wind-down of the DHL FSA compared to the nine months ended June 30, 2023, partially offset by an increased United block hour compensation rate. Our block hours flown during our nine months ended June 30, 2024 decreased 7.4% compared to the nine months ended June 30, 2024 due to a decrease in scheduled flying on our CRJ fleet. Our pass-through and other revenue decreased by $6.5 million, or 11.3%, to $50.6 million compared to our nine months ended June 30, 2023 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$146,602	$164,707	$(18,105)	(11.0)%
Maintenance	137,165	145,344	(8,179)	(5.6)%
Aircraft rent	4,296	5,782	(1,486)	(25.7)%
General and administrative	32,857	38,872	(6,015)	(15.5)%
Depreciation and amortization	32,846	47,060	(14,214)	(30.2)%
Asset impairment	50,923	50,951	(28)	(0.1)%
Loss/(Gain) on sale of assets	150	(7,271)	7,421	(102.1)%
Other operating expenses	5,098	2,358	2,740	116.2%
Total operating expenses	$409,937	$447,803	$(37,866)	(8.5)%
Operating data:
Available seat miles—ASMs (thousands)	2,951,231	3,244,461	(293,230)	(9.0)%
Block hours	133,741	144,427	(10,686)	(7.4)%
Average stage length (miles)	538	554	(16)	(2.9)%
Departures	74,089	78,781	(4,692)	(6.0)%

Flight Operations. Flight operations expense decreased $18.1 million, or 11.0%, to $146.6 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown and decreases in headcount.

Maintenance. Aircraft maintenance expense decreased $8.2 million, or 5.6%, to $137.2 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023. This decrease was primarily driven by a decrease in pass-through engine overhaul and rotable and expendable parts, partially offset by an increase in other pass-through costs and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners decreased by $4.2 million during our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023.

The following table presents information regarding our maintenance costs during the nine months ended June 30, 2024 and June 30, 2023 (in thousands):

	Nine Months Ended June 30,
	2024	2023
Engine overhaul	$49	$359	$(310)	(86.4)%
Pass-through engine overhaul	18,075	27,903	(9,828)	(35.2)%
C-check	5,573	3,962	1,611	40.7%
Pass-through C-check	9,098	8,644	454	5.3%
Component contracts	14,620	15,168	(548)	(3.6)%
Rotable and expendable parts	12,601	15,537	(2,936)	(18.9)%
Other pass-through	16,213	11,008	5,205	47.3%
Labor and other	60,936	62,763	(1,827)	(2.9)%
Total	$137,165	$145,344	$(8,179)	(5.6)%

Aircraft Rent. Aircraft rent expense decreased $1.5 million, or 25.7%, to $4.3 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023. The decrease is due to our December 2022 agreement with RASPRO Trust pursuant to which 15 of our CRJ-900 aircraft were reclassified from operating leases to finance leases, offset by an increase in engine leases expense during our nine months ended June 30, 2024.

General and Administrative. General and administrative expense decreased $6.0 million, or 15.5%, to $32.9 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023. The decrease is primarily driven by decreases in pass-through property taxes and pass-through insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased by $14.2 million, or 30.2%, to $32.8 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023 due to aircraft in our fleet being classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $50.9 million was recorded for our nine months ended June 30, 2024 primarily related to 19 CRJ-900 airframes (without engines) and 77 GE model CF34-8C engines being designated as held for sale. There was $51.0 million of asset impairment recorded for our nine months ended June 30, 2023, related to the write-off of our customer relationship intangible asset and 14 CRJ-900 aircraft being designated as held for sale.

Other Operating Expenses. Other operating expenses increased $2.7 million, to $5.1 million for our nine months ended June 30, 2024 compared to our nine months ended June 30, 2023. The increase is primarily attributable to interrupted trip costs during the nine months ended June 30, 2024.

Other Expense

Other expense decreased $16.3 million, or 48.6%, to $17.2 million for our nine months ended June 30, 2024, compared to our nine months ended June 30, 2023. The decrease is primarily attributable to realized gains on investments in equity securities of $6.5 million, gain on extinguishment of debt of $3.0 million, gain on debt forgiveness of $10.5 million, and decreases on interest expense. The decrease is partially offset by $6.1 million in unrealized losses on investments in equity securities for our nine months ended June 30, 2024 compared to $3.3 million in unrealized gains on investments in equity securities for our nine months ended June 30, 2023.

Income Taxes

The income tax expense totaled $0.1 million for the nine months ended June 30, 2024 as compared to a tax benefit of $5.8 million for the nine months ended June 30, 2023. The effective tax rate ("ETR") from continuing operations was -0.2% for the nine months ended June 30, 2024 compared to 5.9% for the nine months ended June 30, 2023. Our ETR during the nine months ended June 30, 2024 decreased from the nine months ended June 30, 2023 due to permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $475.6 million and $214.7 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $4.1 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Reconciliation:
Net loss	$(19,908)	$(47,560)	$(66,097)	$(91,771)
Income tax benefit	(810)	(2,764)	126	(5,791)
Loss before taxes	(20,718)	(50,324)	$(65,971)	$(97,562)
Loss/(Gain) on investments	776	—	(6,454)	—
Unrealized loss/(gain) on investments, net	2,025	(2,859)	6,073	(3,275)
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	8,120	24,098	43,519	44,673
Adjusted loss before taxes	(9,797)	(29,085)	(22,833)	(56,164)
Interest expense	9,032	12,015	30,832	36,321
Interest income	(17)	(8)	(45)	(128)
Depreciation and amortization	9,730	15,316	32,846	47,060
Adjusted EBITDA	$8,948	$(1,762)	$40,800	$27,089
Aircraft rent	1,684	864	4,296	5,782
Adjusted EBITDAR	$10,632	$(898)	$45,096	$32,871

(1) $30.5 million and $47.2 million loss on held for sale accounting treatment on seven and 14 CRJ-900 aircraft during the three and nine months ended June 30, 2023, respectively.
(2) $0.3 million and $1.0 million loss on deferred financing costs related to retirement of debts during the three and nine months ended June 30, 2023, respectively.
(3) $6.7 million and $7.3 million gain from the sale of 20 and 30 engines during the three and nine months ended June 30, 2023, respectively.
(4) $3.7 million impairment loss on intangible asset during the nine months ended June 30, 2023.
(5) $2.2 million impairment fair value adjustment gain on 737 inventory during the three months ended June 30, 2024.
(6) $4.3 million impairment true-up loss and $0.4 million impairment true-up gain on held for sale accounting treatment during the three and nine months ended June 30, 2024, respectively.
(7) $5.7 million and $51.3 million impairment loss on held for sale accounting treatment during the three and nine months ended June 30, 2024, respectively.
(8) $0.2 million and $3.5 million in non-recurring third party costs associated with the sale of assets and retirement of debt during the three and nine months ended June 30, 2024, respectively.
(9) $10.5 million gain on debt forgiveness during the nine months ended June 30, 2024.
(10) $0.9 million loss for early payment fees on the retirement of debt during the nine months ended June 30, 2024.
(11) $0.2 million loss on the sale of assets during the nine months ended June 30, 2024.
(12) $1.5 million loss on deferred financing costs related to retirement of debts during the nine months ended June 30, 2024.
(13) $3.0 million gain on extinguishment of debt during the nine months ended June 30, 2024.

Liquidity and Capital Resources

Going Concern

During our three and nine months ended June 30, 2024 and fiscal year ended September 30, 2023, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet. This will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On September 25, 2024, the Company reached an agreement with United to obtain a waiver for the covenant breach through December 31, 2024. As of the issuance of this Form 10-Q, we are in compliance with all financial covenants.

As a result of the decrease in scheduled flying activity, we produced less block hours to generate revenues. During the nine months ended June 30, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $66.1 million, including a non-cash impairment charge of $50.9 million primarily related to the Company designating eight CRJ-900 aircraft, 11 CRJ-900 airframes (without engines), and 61 spare engines as held for sale. These conditions and events raised financial concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The Company implemented the following measures during or subsequent to the three months ended June 30, 2024.

•
We had 15 aircraft under the RASPRO finance lease with a buyout obligation of $50.3 million. On April 22, 2024, we entered into a binding Memorandum with RASPRO that provides for the payment of certain commitment fee amounts by the Company, along with certain RASPRO administration fee amounts, in consideration for the deferral of the $50.3 million buyout obligation over the period of June 2024 to September 2024. Certain of the commitment fee amounts and Trust fees otherwise payable will be waived if the Company completes its purchase obligations with respect to all 15 airframes and 30 engines as set forth in the agreement. During the first fiscal quarter of 2024, we entered into purchase agreements with two separate parties to purchase the RASPRO aircraft and related engines. One agreement is for 30 engines for a total of $19.5 million. The second agreement is for 15 airframes (without engines) for a total of $18.8 million. Both of these transactions are expected to be completed by the end of September 2024, with net cash outflows from these transactions expected to be approximately $12.1 million.
o
During the three months ended June 30, 2024, we purchased six airframes and 15 engines from RASPRO for $22.3 million and sold them to third parties for $17.3 million. Subsequent to June 30, 2024, we purchased the remaining nine airframes and 15 engines from RASPRO for $23.2 million, completely paying off our obligation under the RASPRO finance lease. Subsequent to June 30, 2024, we sold all of the associated airframes and 14 of the engines to third parties for $20.4 million. We expect to close the sale of the final engine by the end of October 2024, with gross proceeds expected to be $0.7 million on the sale.
o
We are leasing three of the airframes that were sold to the third party through the period in which the respective airframes are covered under the United CPA, between July 31, 2024 and January 31, 2025.
•
On May 8, 2024, we entered into a Waiver Agreement to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of a certain projected financial covenant default with respect to the fiscal quarter ending June 30, 2024.
•
On May 29, 2024, and June 20, 2024, we entered into two separate purchase agreements with third parties providing for the sale of nine and fourteen engines, respectively. Gross proceeds from the sale of the engines are expected to be $8.8 million and $24.7 million, respectively, of which, $8.8 million and $20.2 million, respectively, will be used to pay down our UST Loan. Subsequent to June 30, 2024, we closed the sale of eight engines in connection with the June 20, 2024 purchase agreement for gross proceeds of approximately $12.9 million and net proceeds of approximately $4.4 million after the paydown of debt.
•
On May 30, 2024, we amended two finance leases on CRJ-700 aircraft providing for the revision of the lease term from June 22, 2031 to May 29, 2027 for initial payments totaling approximately $1.8 million.
•
During the three months ended June 30, 2024, we generated an additional approximately $9.6 million in incremental revenue from increased CPA rates agreed upon in the January 2024 United CPA Amendments. We are projected to generate an additional $46.0 million in incremental revenue from September 1, 2024 through August 31, 2025.
•
During the three months ended June 30, 2024, the Company sold approximately 760 thousand shares of Archer for approximately $2.7 million of proceeds. Subsequent to June 30, 2024, we sold substantially all of our remaining 1.5 million shares of Archer for approximately $6.9 million of proceeds and realized a gain of approximately $1.6 million on the sale.
•
During the three months ended June 30, 2024, the Company furloughed 53 first officers and captains to match scheduled flying activity. This is expected to result in savings of approximately $3.9 million from July 1, 2024 through December 31, 2024.
•
On September 23, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR for our UST Loan from 1.55:1.0 to 1.44:1.0 through November 22, 2024, after which, the required CCR minimum will revert back to 1.55:1.0.
•
On September 25, 2024, we reached an agreement with United to provide additional liquidity described below:
o
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through August 31, 2025.

o
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through January 2025, and an entirely E-175 fleet by March 2025.
o
Reimbursement of up to $14.0 million of expenses related to the transition to an entirely E-175 fleet.
o
The commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase the two CRJ-700 aircraft for total proceeds of $11.0 million, $4.5 million of which will pay down the outstanding obligations.
o
The commitment to grant a waiver through December 31, 2024, for the financial covenant breach related to the $15.0 million minimum liquidity requirement on our United Revolving Credit Facility.
•
Based on the most recent appraisal value of our spare parts, we have $12.4 million available under our United Revolving Credit Facility.
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

The Company believes the plans and initiatives outlined above have effectively alleviated the financial concerns and will allow the Company to meet its cash obligations for the next twelve months following the issuance of its financial statements. The forecast of undiscounted cash flows prepared to determine if the Company has the ability to meet its cash obligations over the next twelve months following the issuance of its financial statements was prepared with significant judgment and estimates of future cash flows based on projections of CPA block hours, maintenance events, labor costs, and other relevant factors. Assumptions used in the forecast may change or not occur as expected.

As of June 30, 2024, the Company has $72.8 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ended June 30, 2024 were approximately 3.2% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2024, our principal sources of cash have been cash and cash equivalents of $16.3 million, restricted cash of $3.0 million as of June 30, 2024, and $77.4 million in assets held for sale as of June 30, 2024. As of June 30, 2024, we had $335.8 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of June 30, 2024, we had $45.4 million of current debt, excluding finance leases, and $284.6 million of long-term debt excluding finance leases.

Restricted Cash

As of June 30, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2024 and June 30, 2023 (in thousands):

	Nine Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$19,596	$(13,837)
Net cash provided by investing activities	112,918	108,999
Net cash used in financing activities	(149,301)	(104,692)
Net decrease in cash, cash equivalents and restricted cash	(16,787)	(9,530)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025
Cash, cash equivalents and restricted cash at end of period	$19,285	$51,495

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our nine months ended June 30, 2024, we had cash flow provided by operating activities of $19.6 million. We had net loss of $66.1 million adjusted for the following significant non-cash items: depreciation and amortization of $32.8 million, stock-based compensation of $1.0 million, deferred income taxes of $(0.4) million, gains on investments in equity securities of $(6.5) million, net unrealized losses on investments in equity securities of $6.1 million, amortization of deferred credits of $(0.8) million, amortization of debt discount and financing costs and accretion of interest of $6.2 million, asset impairment of $50.9 million, loss on sale of assets of $0.2 million, gain on debt forgiveness of $(10.5) million, gain on extinguishment of debt of $(3.0) million, and $3.2 million in miscellaneous operating cash flow items. We had a net change of $6.3 million within other net operating assets and liabilities largely driven by decreases in accounts receivable and prepaid expenses and increases in accounts payable and accrued expenses, partially offset by decreases in deferred revenue.

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

During our nine months ended June 30, 2024, net cash flow provided by investing activities totaled $112.9 million. Proceeds from the sale of aircraft and engines totaled $127.1 million, proceeds from the sale of investments in equity securities totaled $2.7 million, we invested $(16.9) million in capital expenditures, primarily consisting of heavy maintenance rotable parts, paid $(0.4) million in investment transaction costs, and received $0.3 million in refunds of equipment and other deposits.

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

During our nine months ended June 30, 2024, net cash flow used in financing activities was $149.3 million. We received $86.9 million of proceeds from long-term debt, made $(235.2) million of principal repayments on long-term debt, paid $(0.9) million for debt prepayment costs, and paid $0.1 million for tax withholding of RSUs.

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

As of June 30, 2024, we had $230.4 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $2.3 million in the nine months ended June 30, 2024.

As of June 30, 2024, we had $136.2 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of June 30, 2024.

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

Our debts based on LIBOR have been modified to use SOFR as a reference rate which went into effect between July 31, 2023 and December 31, 2023. As of June 30, 2024, we had $160.4 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of June 30, 2024 and September 30, 2023, and the results of operations and cash flows for the period ended June 30, 2024 and June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 ("2023 Form 10-K"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2023 Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, besides the risk factor described below:

Our failure to be current in our SEC filings could pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations

Under the Exchange Act, the Company, as reporting company, is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. Our inability to timely file our periodic reports with the SEC, as occurred with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and Quarterly Reports on Form 10-Q for the periods ended December 31, 2023, March 31, 2024, and June 30, 2024, could have an adverse impact on our ability to, among other things, (i) remain listed on the Nasdaq Stock Market, (ii) access our credit facilities, (iii) attract and retain key employees, and (iv) raise funds in the public markets, any of which could materially and adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The amounts remitted for employee withholding taxes during the nine months ended June 30, 2024 and June 30, 2023 were $0.1 million and $0.3 million, respectively, for which the Company withheld 102,436 and 163,920 shares of our common stock, respectively, that were underlying the RSUs that vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: October 15, 2024	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)