Form 10-K
period 2024-09-30
MESA AIR GROUP INC
filed 2025-05-14
CIK 810332

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ___________.

Commission file number 001-38626

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 NORTH 44TH STREET, SUITE 700 PHOENIX, ARIZONA 85008	85008
(Address of principal executive offices)	(Zip Code)

(602) 685-4000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange of Which Registered
Common Stock, no par value	MESA	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $36,231,551.

As of December 5, 2024, the registrant had 41,331,719 shares of common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year to which this report relates.

MESA AIR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2024

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
▪
dependence on, and changes to, or non-renewal of, our capacity purchase agreement;
▪
failure to meet certain operational performance targets in our capacity purchase agreement, which could result in termination of such agreement;
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
▪
the financial strength of United and its ability to successfully manage its businesses through potential adverse events impacting the industry;
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, which restrictions will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company's satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
▪
our significant amount of debt and other contractual obligations;
▪
our compliance with ongoing financial covenants under our credit facilities;
▪
our ability to keep costs low and execute our business strategies; and
▪
the effects of extreme or severe weather conditions that impacts our ability to complete scheduled flights.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I

ITEM 1. BUSINESS

General

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 67 cities in 34 states, Cuba, and Mexico. As of September 30, 2024, Mesa operated a fleet of 67 regional aircraft consisting of 55 E-175 aircraft and 12 CRJ-900 aircraft with approximately 265 daily departures. During fiscal year 2024, Mesa’s fleet were conducted under our Capacity Purchase Agreement ("CPA") with United and Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as United Express flights pursuant to the terms of the CPA entered into with United. Prior to the voluntary wind-down of the FSA with DHL on March 1, 2024, Mesa also operated flights as DHL Express flights pursuant to the terms of the FSA. All of the Company’s consolidated contract revenues for the fiscal years ended September 30, 2024 and September 30, 2023 were derived from operations associated with the United CPA (97% of revenue), DHL FSA (2%), leases of aircraft to a third party (0.4%), and the Company's pilot development program, Mesa Pilot Development ("MPD") (0.5%). The Company also generated contract revenues for the fiscal year ended September 30, 2023 from the Company's CPA with American Airlines, Inc. ("American") prior to the wind-down and termination of the Company's CPA with American on April 3, 2023.

The United CPA involves a revenue-guarantee arrangement whereby United pays fixed fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

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

Merger Agreement

On April 4, 2025, the Company entered into an Agreement, Plan of Conversion and Plan of Merger (the "Merger Agreement") with Republic Airways Holdings, Inc., a Delaware corporation ("Republic"). Subject to the terms and conditions of the Merger Agreement, Republic will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation following the Merger. In connection with the Merger, immediately prior to the effective time of the Merger (the "Effective Time"), the Company will convert from a Nevada corporation to a Delaware corporation pursuant to a Plan of Conversion (the "Conversion).

Effect on Capital Stock

At the Effective Time, each share of common stock (“Company Common Stock”), par value $0.001 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than any Cancelled Shares (as defined in the Merger Agreement) and dissenting shares held by stockholders who (i) have not voted in favor of the Merger or consented to it in writing and (ii) have properly demanded appraisal of such shares of Company Common Stock in accordance with, and have complied in all respects with, the provisions of Section 262 of the Delaware General Corporation Law), shall thereupon be converted into the right to receive 584.90 validly issued, fully paid and non-assessable shares of common stock (“Mesa Common Stock”), no par value per share, of Mesa (the “Merger Consideration”).

Treatment of Equity Awards

Immediately prior to the Effective Time, (i) any vesting conditions applicable to each Parent RSU (as defined in the Merger Agreement) shall, automatically and without any required action on the part of the holder thereof, accelerate in full, and (ii) each Parent RSU shall, automatically and without any required action on the part of the holder thereof, be cancelled and shall only entitle the holder of such Parent RSU to receive the number of shares of Mesa Common Stock subject to such Parent RSU immediately prior to the Effective Time.

Immediately prior to the Effective Time, (i) each outstanding Company RSU (as defined in the Merger Agreement) that has vested in accordance with its terms (including each outstanding Company RSU that will become vested upon the closing of the Merger) (a “Vested Company RSU”) shall, automatically and without any required action on the part of the holder thereof, be cancelled and shall only entitle the holder of such Vested Company RSU to receive a number of whole shares of Company Common Stock (rounded up to the next whole share of Company Common Stock), which shares of Company Common Stock shall be converted into Mesa Common Stock, and (ii) each outstanding Company RSU that is not a Vested Company RSU (an “Unvested Company RSU”) shall, automatically and without any required action on the part of the holder thereof, be assumed by Mesa and converted into the right to receive an award of restricted shares of Mesa Common Stock pursuant to the Parent Equity Award Plan (as defined in the Merger Agreement) (each, a “Parent Restricted Stock Award”) in an amount equal to the number of whole shares of Mesa Common Stock (rounded up to the next whole share of Mesa Common Stock) equal to the product obtained by multiplying (x) the Exchange Ratio by (y) the total number of shares of Company Common Stock subject to such Unvested Company RSU immediately prior to the Effective Time. Each Company RSU Award assumed and converted into a Mesa Restricted Stock Award shall continue to have, and shall be subject to, the same terms and conditions (including with respect to vesting) as applied to the corresponding Company RSU Award as of immediately prior to the Effective Time.

Conditions to the Merger

Each of Mesa’s and the Company’s obligation to consummate the Merger is subject to a number of conditions, including, among others, the following, as further described in the Merger Agreement: (i) approval of the transactions contemplated under the Merger Agreement by (a) the holders of at least two-thirds of the outstanding shares of Company Common Stock entitled to vote thereon and (b) the holders of a majority of the outstanding shares of Mesa Common Stock, (ii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the registration statement relating to the transaction, (iv) the shares of Mesa Common Stock to be issued in the Merger being approved for listing on NASDAQ, (v) no governmental entity shall have enacted, issued, promulgated, enforced or entered any law or order that has the effect of making illegal, enjoining, or otherwise restraining or prohibiting the consummation of the transactions contemplated under the Merger Agreement, (vi) the receipt of requisite approvals from specified aviation authorities, (vii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) material compliance by the other party with its covenants, (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement, (x) the satisfaction of certain specified conditions of the Three Party Agreement (as defined below), (xi) United shall not have materially breached the terms of the CPA Side Letter (as defined in the Merger Agreement) or provided Mesa or the Company with written notice of its intention not to perform or comply with any of the terms or conditions under the Go-Forward CPA (as defined in the Merger Agreement), and (xiii) the filing by Mesa of its Form 10-K for the period ended September 30, 2024 and Form 10-Q for the period ended December 31, 2024.

Representations and Warranties; Covenants

The Merger Agreement contains customary representations, warranties and covenants by Mesa and the Company. The Merger Agreement also contains customary pre-closing covenants, including the obligation of Mesa and the Company to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking specified actions without the consent of the other party. Each of Mesa and the Company has agreed not to solicit any offer or proposal for specified alternative transactions, or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “superior proposals” (as defined in the Merger Agreement), to participate in discussions or engage in negotiations regarding such an offer or proposal with, or furnish any nonpublic information regarding such an offer or proposal to, any person that has made such an offer or proposal.

Termination and Termination Fee

The Merger Agreement contains certain customary termination rights, including, among others, (i) the right of either Mesa or the Company to terminate the Merger Agreement if Mesa or the Company’s stockholders fail to approve the Merger, (ii) the right of either Mesa or the Company to terminate the Merger Agreement if (a) the board of directors of the other party changes its recommendation to approve the transactions or (b) the other party materially breaches any of its representations, warranties or covenants contained in the Merger Agreement in a manner that causes certain conditions to closing to not be satisfied, (iii) the right of either Mesa or the Company to terminate the Merger Agreement if, prior to the receipt of such party’s stockholder approval, such party accepts a superior proposal and such party enters into a definitive agreement for such superior proposal and pays the termination fee to the other party, (iv) the right of either Mesa or the Company to terminate the Merger Agreement if the Merger has not occurred by January 5, 2026, and a further extension until April 6, 2026, in certain circumstances (the “Outside Date”), and (v) the right of the Company to terminate the Merger Agreement if there is a breach of the Three Party Agreement or the CPA Side Letter in a manner that causes certain conditions to closing to not be satisfied. If the Merger Agreement is terminated pursuant to certain termination rights, the terminating party will be required to pay a termination fee of $1.5 million to the non-terminating party.

Description of Merger Agreement Not Complete

The Merger Agreement and the above description have been included to provide investors and security holders with information regarding the terms of the Merger Agreement. They are not intended to provide any other factual information about Mesa or the Company. The representations, warranties, covenants and other agreements contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; and may be subject to limitations agreed upon by the parties, including being qualified and modified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them. Investors should be aware that the representations, warranties, covenants and other agreements or any description thereof may not reflect the actual state of facts or condition of Mesa or the Company. Moreover, information concerning the subject matter of the representations, warranties, covenants and other agreements may change after the date of the Merger Agreement. Further, investors should read the Merger Agreement not in isolation, but only in conjunction with the other information that Mesa includes in reports, statements and other filings it makes with the Securities and Exchange Commission (the “SEC”).

Three Party Agreement

Concurrently with the execution and delivery of the Merger Agreement, Mesa, the Company and United, among other parties, entered into that certain Three Party Agreement (the “Three Party Agreement”), pursuant to which, among other things: (i) Mesa will take certain actions at or prior to the closing of the Merger to dispose of certain assets, extinguish certain liabilities and effectuate certain related transactions; (ii) United will take certain actions at or prior to the closing of the Merger to facilitate Mesa’s actions in the foregoing clause (i); and (iii) Mesa at the closing of the Merger will conduct a primary issuance of shares of Mesa Common Stock equal to six percent of the issued and outstanding shares of Mesa Common Stock after giving effect to the issuance of Mesa Common Stock in the Merger (the “Primary Issuance”), which Primary Issuance will (a) first become available to United to the extent of certain financial contributions made by United to Mesa at or prior to the effective time of the Merger, (b) second, to the extent of any remainder, become available to the surviving corporation to satisfy certain liabilities, and (c) third, to the extent of any remainder, become available on a pro rata basis to the persons who, as of immediately prior to the Effective Time, held shares of Mesa Common Stock.

Three Party Agreement

Concurrently with the execution of the Merger Agreement, the Company, Republic, and United, among other parties, entered into the Three Party Agreement, which provides for, among other things, the following, each subject to the completion of the Merger Agreement:

•
Termination of the United CPA.
•
The Company to sell or dispose of all remaining Eligible Assets (as defined in the Three Party Agreement).

•
The Company to extinguish all remaining debt with cash and sale of assets. Any remaining debt will be assumed by the surviving corporation or forgiven by United.
•
A three percent (3%) increase in CPA block hour rates, retroactive to January 1, 2025.
•
The transfer of all of the Company's rights and obligations under its agreements with Archer Aviation Inc. ("Archer") (as discussed in Note 17).
•
The issuance by the Company (referred to in the Three Party Agreement as the “Primary Issuance”) of shares of Company common stock equal to six percent (6%) of the issued and outstanding shares of Company common stock after giving effect to the issuance of Company common stock in the Merger, which shares will (a) first become available to United to the extent of certain financial contributions made by United to the Company at or prior to the effective time of the Merger, (b) second, to the extent of any remainder, become available to the surviving corporation to satisfy certain liabilities, and (c) third, to the extent of any remainder, become available on a pro rata basis to the persons who, as of immediately prior to the effective time of the Merger, held shares of Company common stock.

The foregoing description of the Merger Agreement and the Three Party Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement and the Three Party Agreement, which are attached as Exhibit 2.1 and 10.1, respectively, to the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2025.

Liquidity and Going Concern

During our fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the fiscal year ended September 30, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $91.0 million, primarily due to impairment expense of $73.7 million related to held for sale assets during the year. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-K.

To address such concerns, management developed and implemented certain material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the year ended September 30, 2024, and through the date of issuance of the financial statements.

•
On April 4, 2025, the Company entered into the Three Party Agreement between United, Republic, and the Company, which provides for, among other things, the following, each subject to the completion of the Merger Agreement:
o
Termination of the United CPA.
o
The Company to sell or dispose of all remaining Eligible Assets (as defined in the Three Party Agreement).
o
The Company to extinguish all remaining debt with cash and sale of assets. Any remaining debt will be assumed by the surviving corporation or forgiven by United.
o
A three percent (3%) increase in CPA block hour rates, retroactive to January 1, 2025.

o
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed in Note 17).
•
On April 4, 2025, we entered into the Sixth Amendment to the Third Amended and Restated Capacity Purchase Agreement with United which provides for the following:
o
The extension of the CPA rate increases agreed upon in the First Amendment to our Third Amended and Restated United CPA and the Second Amendment to our Third Amended and Restated United CPA, dated January 11, 2024, and January 19, 2024, respectively (the "January 2024 United CPA Amendments”), retroactive to January 1, 2025, through March 31, 2026.
o
The extension of incentives for achieving certain performance metrics, retroactive to July 1, 2024, through March 31, 2026.
•
On April 4, 2025, we entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On April 3, 2025, we entered into a purchase agreement with a third party which provides for the sale of 23 GE model CF34-8C engines to the third party for expected gross proceeds of $16.3 million, which will be used to pay down our UST Loan.
•
On December 31, 2024, we entered into an Aircraft Purchase Agreement with United which provides for the sale of 18 E-175 aircraft to United for gross proceeds of $227.7 million and net proceeds of $84.7 million after the retirement of debt. Subsequently, we closed the sale of all 18 aircraft to United.
•
On December 30, 2024, we received notice from United that $4.5 million of our Effective Date Revolving Loan balance under our United Revolving Credit Facility has been forgiven for achieving certain operational performance metrics outlined in the United CPA.
•
On December 24, 2024, we entered into a purchase agreement with a third party which provides for the sale of 15 CRJ-900 airframes to the third party for expected gross proceeds of $19.0 million, which will be used to pay down our UST Loan. On April 3, 2025, the purchase agreement was amended to include an additional 14 CRJ-900 airframes to be sold to the third party for expected gross proceeds of $9.1 million. The total expected gross proceeds of $28.1 million will be used to pay down our UST Loan.
•
On December 23, 2024, we entered into an agreement with the United States Department of the Treasury (the "UST") to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0. The agreement also requires the Company to use its reasonable best efforts to cause counterparties to all Receivables (as defined in the Treasury Loan) (whether or not constituting “Eligible Receivables” (as defined in the Treasury Loan)) of the Company to be paid to the Eligible Receivables Account (as defined in the Treasury Loan). Receivables generated from the sale of assets that are not Collateral (as defined in the Treasury Loan) are excluded from the scope of the foregoing requirement. As a result of the lower CCR covenant, we are in compliance with this covenant as of September 30, 2024. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025 through the maturity date of the loan.
•
On December 23, 2024, we entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On December 23, 2024, we entered into the Fourth Amendment to our Third Amended and Restated United CPA which provides for the following:
o
Amended certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).
o
Added provisions relating to the reimbursement by United of up to $14.0 million of pilot training costs incurred by the Company with respect to its E-175 aircraft.
•
On September 25, 2024, we reached an agreement with United which provides for, among other things, the commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase such aircraft for total proceeds of $11.0 million, $4.5 million of which will pay down the outstanding obligations. Subsequent to September 30, 2024, we closed the sale of the two CRJ-700 aircraft to United.
•
Based on the most recent appraisal value of our spare parts, we have $12.4 million of borrowing capacity under our United Revolving Credit Facility.
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

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On December 23, 2024, the Company entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver for the financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024. Further, on April 4, 2025, the Company entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026. As of the issuance of this Form 10-K, we are in compliance with all financial covenants.

As of September 30, 2024, the Company had $50.5 million of principal maturity payments on long-term debt due within the next twelve months. Additionally, all outstanding principal amounts of $113.7 million as of September 30, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. As of September 30, 2024, the Company is in compliance with all financial covenants. See Sources and Uses of Cash in “Part

II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

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

Aircraft Fleet

We fly only large regional jets manufactured by Bombardier Aerospace ("Bombardier") and Embraer S.A. ("Embraer"). Mitsubishi Heavy Industries ("MHI"), who acquired the CRJ business from Bombardier, and Embraer are the primary manufacturers of regional jets operated in the United States, which allows us to enjoy operational, recruiting and cost advantages over other regional airlines that operate smaller regional aircraft from less prominent manufacturers.

As of September 30, 2024, we had 98 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (70-76 seats)	Canadair Regional Jet-700 (50-70 seats)	Canadair Regional Jet-900 (76-79 seats)	Total
Active under CPA	55	—	12	67
Held for sale(1)	—	—	24	24
Leased to third party	—	2	—	2
Subtotal	55	2	36	93
Unassigned	5	—	—	5
Total	60	2	36	98
(1)
Two CRJ-700 aircraft and two CRJ-900 airframes held for sale are active as of September 30, 2024, and included as active in the above chart.

The following table lists the aircraft we own and lease as of September 30, 2024 and the passenger capacity of such aircraft:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	18	42	(2)	60	70-76
CRJ-900 Regional Jet	31	5		36	76-79
CRJ-700 Regional Jet	—	2		2	50-70
Total	49	49		98

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

The following table summarizes our available seat miles ("ASMs") flown and contract revenue recognized under our CPAs for our fiscal years ended September 30, 2024 and 2023, respectively:

	Year Ended September 30, 2024				Year Ended September 30, 2023
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
American	—	$—		—	790,513	$107,019	¢	13.54
United	3,898,559	$394,206	¢	10.11	3,444,900	$294,129	¢	8.54
Other(3)	—	$10,116		—	—	$20,150		—
Total	3,898,559	$404,322	¢	10.37	4,235,413	$421,298	¢	9.95
(3)
Includes revenue from the DHL FSA, GoJet lease, and MPD.

United Capacity Purchase Agreement

Our agreement with United consists of the operation of E-175 and CRJ-900 aircraft under our United CPA. The financial arrangement between the Company and United includes a revenue-guarantee arrangement. Under the revenue-guarantee provisions, United pays us a fixed minimum monthly amount per aircraft under contract, plus additional amounts related to departures and block hours flown. We also receive direct reimbursement of certain operating expenses, including passenger liability insurance. Other expenses, including fuel and ground operations are directly paid to suppliers by United. We believe we are in material compliance with the terms of our United CPA.

We benefit from the revenue guarantee arrangement under our United CPA because we are sheltered, to an extent, from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, fluctuations in number of passengers and fuel prices. However, we do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned, or reductions in fuel prices. United retains all revenue collected from passengers carried on our flights. In providing regional flying under our CPA, we use the logos, service marks and aircraft paint schemes of United.

Under the United CPA, we currently have the ability to fly up to 67 aircraft for United. During the year ended September 30, 2024, United began exercising its right under Section 2.4(a) of the United CPA to remove CRJ-900 Covered Aircraft (as defined in the United CPA). 14 CRJ-900 aircraft were removed from the CPA, and the remaining 12 will be removed from the CPA by the end of February 2025. As of September 30, 2024, we operated 55 E-175 and 12 CRJ-900 aircraft under our United CPA. Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028.

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

Subsequent to September 30, 2024, we amended our United CPA, providing for the following:

•
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through March 31, 2026.
•
The extension of incentives for achieving certain performance metrics through March 2026.
•
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through February 2025, and an entirely E-175 fleet by March 2025.
•
Reimbursement of up to $14.0 million of expenses related to the transition to an entirely E-175 fleet.
•
Amendment of certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).

On January 11, 2024 and January 19, 2024, we entered into the January 2024 United CPA Amendments which provide for the following:

•
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024.
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

DHL Flight Services Agreement

On December 20, 2019, we entered into a FSA with DHL (the "DHL FSA"). Under the terms of the DHL FSA, we operated four Boeing 737 aircraft to provide cargo air transportation services. In exchange for providing cargo flight services, we received a fee per block hour with a minimum block hour guarantee. We were eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees were paid directly by DHL. On March 15, 2024, we entered into Amendment No. 3 to our DHL FSA which provided for the wind-down and termination of our flight operations on behalf of DHL. As part of this Amendment, we received $1.0 million for wind-down and associated costs.

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

Under the terms of the American Amendment, during the Wind-down Period (i) we continued to receive a fixed minimum monthly amount per aircraft covered by the American CPA, plus additional amounts based on the number of flights and block hours flown during each month, subject to adjustment based on the Company’s controllable completion rate and certain other factors, and (ii) American agreed not to exercise certain termination or withdrawal rights under the American CPA if we failed to meet certain operational performance targets for the three consecutive month period ended January 31, 2023.

No Material Breach (as defined in the American CPA) occurred that would have required the payment of liquidated damages. As a result, American agreed to waive Mesa’s failure to meet certain past operational performance targets and other requirements, which triggered termination and withdrawal rights for American pursuant to the terms of American CPA. All CCF targets were met during the Wind-down Period, and there were no penalties associated with that performance metric. The parties executed a written mutual release of all claims and acknowledgment that no Material Breaches occurred.

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

Competition

We consider our primary competition to be U.S. regional airlines that currently hold or compete for CPAs for passenger services with major airlines. Our competition includes, therefore, nearly every other domestic regional airline, including Air Wisconsin Airlines Corporation; Commuetair, Inc. ("Commuteair"); Endeavor Air, Inc. (owned by Delta) ("Endeavor"); Envoy Air, Inc. ("Envoy"); PSA Airlines, Inc. ("PSA"); Piedmont Airlines, Inc. ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (owned by Alaska Air Group, Inc.) ("Horizon"); SkyWest Inc., parent of SkyWest Airlines, Inc.; Republic Airways Holdings Inc.; and Trans States Airlines, Inc.

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

Aircraft Fuel

Our CPA provides that United sources, procures, and directly pays third-party vendors for all fuel used in the performance of the CPA. Accordingly, we do not recognize fuel expenses or revenues for flying under our CPA and we face very limited exposure to fuel price fluctuations. Fuel expenses relating to MPD are paid by the Company.

Insurance

We maintain insurance policies that we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties, and United under the terms of our CPA. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors' and officers' liability; advertiser and media liability; cyber risk liability; fiduciary; workers' compensation and employer's liability; and war risk (terrorism). Although we currently believe our insurance coverage is adequate, we cannot assure you that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.

Human Capital Management

As of September 30, 2024, we employed 1,838 employees, consisting of 596 pilots, 559 flight attendants, 32 flight dispatchers, 447 maintenance employees and 204 employees in administrative or other roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. Regional airline pilots, flight attendants, and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and better benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians revert back to the rate that occurred over the recent past and/or, sharply increase, the result will be significantly higher training costs than otherwise would be necessary, as well as a shortage in the required number of applicable personnel, and we may need to request a reduced flight schedule with United, which may result in operational performance penalties under our CPA. We cannot assure that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees.

As of September 30, 2024, approximately 62.8% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Amendable As of
Pilots	596	Air Line Pilots Association	10/17/2022
Flight Attendants	559	Association of Flight Attendants	8/30/2022
Dispatchers	32
Maintenance Department	447
Administrative	204

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

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety of our operations. Some of the safety and security measures we have taken with United includes aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

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

The U.S. government has negotiated "open skies" agreements with many countries, which allow broad access between the United States and the applicable foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a bilateral air transport agreement which the DOT has determined has all of the attributes of an "open skies" agreement. Our flights to Cuba are governed by bilateral air transport agreements between the United States and Cuba. Changes in U.S., Mexican, or Cuban aviation policies could result in the alteration or termination of the corresponding air transport agreement, or otherwise affect our operations to and from these countries. There is still a degree of uncertainty about the future of scheduled commercial flight operations between the United States and Cuba as a result of changes in diplomatic relations between the two governments, as well as travel and trade restrictions implemented by the U.S. government in 2017. We are largely sheltered from the economic impact changes to existing "open skies" agreements or volatility in U.S., Mexican, or Cuban aviation polices because United controls route selection and scheduling under our CPA.

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

Airport Access

Flights at three major domestic airports are regulated through allocations of landing and takeoff authority (i.e., "slots" and "operating authorizations") or similar regulatory mechanisms, which limit take-offs and landings at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period. In the United States, the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at one of the airports we serve, LaGuardia Airport (LGA) in New York. Our operations at this airport generally requires the allocation of slots or analogous regulatory authorizations, which are obtained by United.

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

Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2024, our management believes the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

Corporate Information

We are a Nevada corporation with our principal executive office located in Phoenix, Arizona. We were founded in 1982 and reincorporated in Nevada in 1996. In addition to operating Mesa Airlines, we also wholly own Mesa Air Group-Airline Inventory Management, LLC. ("MAG-AIM"), an Arizona limited liability company, which was established to purchase, distribute and manage Mesa Airlines' inventory of spare rotable and expendable parts, and Mesa Pilot Development, LLC. ("MPD"), an Arizona limited liability company, which was formed to facilitate the development and training of pilots for our operations. MAG-AIM's and MPD's financial results are reflected in our consolidated financial statements.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://investor.mesa-air.com/financial-information/sec-filings when such reports are available on the SEC's website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.mesa-air.com, and our investor relations website, investor.mesa-air.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

▪
We are highly dependent on our agreement with United and our operations may be negatively impacted if United experiences events that negatively impacts its financial strength or operations.
▪
Reduced utilization levels of our aircraft under our agreements with United would adversely impact our financial results.
▪
If United experiences events that negatively impact its financial strength or operations, our operations may be negatively impacted.
▪
We have a significant amount of debt and other contractual obligations, certain of which are subject to financial and other covenants.
▪
The loss of key personnel or the inability to attract additional qualified personnel could adversely affect our business.
▪
If the supply of pilots and mechanics to the airline industry becomes constrained and pilot attrition levels increase, our results of operations and financial condition would be negatively impacted.
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
▪
The amounts we receive under our agreement with United may be less than the corresponding costs we incur.
▪
Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.
▪
We may incur substantial maintenance costs as part of our leased aircraft return obligations.
▪
We may become involved in litigation that may materially adversely affect us.
▪
Disagreements regarding the interpretation of our agreement with United could have an adverse effect on our operating results and financial condition.
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
▪
Future public health threats that negatively impact the demand for air travel could adversely impact our business.
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

Risks Related to Our Business

We are highly dependent on our agreement with United.

We derive substantially all of our operating revenue from our CPA with United. United accounted for approximately 97% and 73% of our revenue for our fiscal years ended September 30, 2024 and 2023, respectively. A termination of our United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. See "Item 1. Business" for additional information on our CPA with United.

If our United CPA is terminated or not renewed, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. United is not under any obligation to renew its CPA with us. A termination or expiration of this agreement would have a material adverse effect on our financial condition, cash flows, ability to satisfy debt and lease obligations, operating revenues, and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other airline partners, or, alternatively, obtain the airport facilities, gates, ticketing and ground services and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute CPAs, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independently from United would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us when needed.

Reduced utilization levels of our aircraft under our United CPA would have a material adverse impact our results of operations and financial condition.

Historically, United has utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under the CPA agreement. As previously reported, we operated at significantly lower block hours during fiscal 2024 due to decreased utilization. Our United CPA does not require United to schedule any specified minimum level of flight operations for our aircraft. Additionally, United may remove aircraft from our United CPA with 90 days' prior notice to us. While United pays us a fixed monthly revenue amount for each aircraft under contract, a continuation of the low block hours flown in 2024 and/or a significant reduction in the utilization levels of our fleet in the future or removal of aircraft from our United CPA at United's election could reduce our revenues based on the number of flights and block hours flown for United.

Challenges with hiring, training, and retaining replacement pilots may also lead to reduced utilization levels of our aircraft and penalties under our CPA. Our operations and financial results could be materially and adversely impacted by such events. Additionally, United may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by United. Reduced utilization levels of our aircraft or other changes to our schedules under our CPA would adversely impact our business, financial condition, and results of operations.

If United experiences events that negatively impact its financial strength or operations, our operations also may be negatively impacted.

We may be directly affected by the financial and operating strength of United. Any events, such as new pandemics, that negatively impact the financial strength of United or have a long-term effect on the use of United by airline travelers would likely have a material adverse effect on our business, financial condition, and results of operations. In the event of a decrease in United's financial or operational strength, United may seek to reduce, or be unable to make, the payments due to us under the United CPA. In addition, in some cases, they may further reduce utilization of our aircraft. Although we receive guaranteed monthly revenue for each aircraft under contract and a fixed fee for each block hour or flight actually flown, United is not required to schedule any specified level of flight operations for our aircraft. If United becomes bankrupt, our agreement with them may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition, and results of operations. In addition, any negative events that impact other regional carriers and that affect public perception of such carriers generally could also have a material adverse effect on our business, financial condition, and results of operations.

We have a significant amount of debt and other contractual obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is a capital-intensive business and, as a result, we are highly leveraged. As of September 30, 2024, we had approximately $310.3 million in total long-term principal balance (including current portion of $50.5 million, of which $1.8 million pertains to finance lease obligations. Additionally, all outstanding principal amounts, $113.7 million as of September 30, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We also have $13.2 million available for borrowing under our United Revolving Credit Facility as of September 30, 2024. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. During our fiscal year ended September 30, 2024, 2023, and 2022, our principal payments on debt totaled $286.3 million, $203.0 million, and $114.9 million, respectively.

We also have significant long-term lease obligations, primarily relating to our office space and other facilities (excluding aircraft leased at nominal amounts from United), with an average remaining term of 6.5 years. As of September 30, 2024, future minimum lease payments due under all long-term operating leases were approximately $10.5 million and future debt service obligations were $363.6 million, including finance lease obligations and interest payments.

The Company's substantial level of indebtedness, non-investment grade credit ratings, and the availability of Company assets as collateral for future loans or other indebtedness, which available collateral would be reduced under other future liquidity-raising transactions and was reduced during our fiscal year ended September 30, 2021 as a result of CARES Act loan program borrowings under our UST Loan, may make it difficult for the Company to raise additional capital if required to meet its liquidity needs on acceptable terms, or at all.

Although the Company's cash flows from operations and its available capital, including the proceeds from financing transactions and asset sales, have been sufficient to meet its obligations and commitments to date, the material uncertainties arising from the decrease in scheduled flying activity associated with the transition of our operations from American to United raised substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, or selling excess aircraft and related assets.

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

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments, or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume, or suffer to exist any liens. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding the Company's liquidity and capital resources as of September 30, 2024.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities and leases, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders and lessors may accelerate the payment of such obligations.

Under our (i) credit and guaranty agreement with United (the "United Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility and a minimum liquidity level, measured at the close of any business day during the term of such credit facility, and (ii) loan and guarantee agreement with the UST Loan, we are required to comply with a minimum collateral coverage ratio, measured monthly during the term of such credit facility, and a minimum liquidity level, measured at the close of any business day during the term of such credit facility.

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

If the supply of pilots to the airline industry becomes constrained and pilot attrition levels increase, our results of operations and financial condition would be negatively impacted.

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

More recently, our operations have been negatively impacted by the severity of the pilot shortages that have plagued the airline industry as whole, and by the associated elevated pilot attrition that we believe disproportionately impacted regional airlines, including us. Our pilots continue to be recruited by other carriers, primarily the major carriers and heavy equipment cargo operators, which generally offer higher salaries and more extensive benefit programs. The magnitude of this attrition in fiscal years 2022 and 2023 created significant backlogs in training, further exacerbating an already challenging environment. These events have had a negative impact on pilot scheduling, work hours, and the number of pilots required to support our operations.

There has been significant press coverage regarding the issues stemming from the pilot shortages (namely flight cancellations and delays by the major carriers), with no airline being immune to the issues created by the pilot shortage or the associated negative press. We have taken important steps to further attract, hire and retain qualified pilots, including the implementation of significant pilot wage and bonus increases, pilot retention initiatives, increases in training capacity, the initiation of MPD, and other cost efficiency initiatives. In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These measures have positively impacted our ability to attract, hire, and retain pilots at a sufficient rate in fiscal 2023 and 2024, and attrition rates have returned to pre-covid levels. No assurance can be given that the measures we have taken or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023 and 2024, and attrition levels have dropped to a pre-COVID level.

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

Our operations rely on qualified personnel, including maintenance technicians. Our maintenance technicians may seek employment at mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of maintenance technicians increase, we may not be able to hire sufficient maintenance technicians to replace those leaving. Additionally, FAA regulations regarding personnel certification and qualifications, and potential future changes in FAA regulations, could limit the number of qualified new entrants that we could hire. In the event we are unable to hire and retain qualified mechanics, our business, financial condition, or results of operations could be adversely affected.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may adversely affect our business, results of operations and financial condition.

As a result of the FAA Qualification Standards and other events described above in August 2022, we entered into a Letter of Agreement with the ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers, the supply of qualified pilots has been dramatically reduced. This shortage of pilots has driven up our pilot salaries and sign-on bonuses and resulted in a material increase in our labor costs. Another pilot shortage could require us to further increase our labor costs, which could result in a material reduction in our earnings.

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

As of September 30, 2024, we had approximately $426.4 million of property and equipment and related assets, net of accumulated depreciation, of which $353.7 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. For our fiscal year ended September 30, 2024, we recognized approximately $73.7 million of impairment losses on our owned aircraft and related assets. See Note 7 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion of our impairment of long-lived assets.

The amounts we receive under our United CPA may be less than the corresponding costs we incur.

Under our CPA with United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our fiscal year ended September 30, 2024, approximately $72.1 million, or 13.3%, of our operating costs under our agreements were pass-through costs, excluding fuel which is paid directly to suppliers by United. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our agreement, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of September 30, 2024, approximately 62.8% of our workforce was represented by labor unions, including the ALPA and the Association of Flight Attendants ("AFA"). In August 2022, we entered into a Letter of Agreement with the ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal 2023 and 2024, and attrition levels have dropped to pre-covid levels.

The inability to negotiate acceptable contracts with existing unions or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages, or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. Our labor agreements with the ALPA and AFA are amendable as of September 30, 2024. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these disputes to not be material, but any current or future dispute could become material.

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

Disagreements regarding the interpretation of our CPA with United could have an adverse effect on our operating results and financial condition.

To the extent that we experience disagreements regarding the interpretation of our CPA, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations, or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor or that we would be able to exercise sufficient leverage in any related proceeding to achieve a favorable outcome. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

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

The average age of our E-175 and CRJ-900 aircraft is approximately 8.7 and 18.2 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our agreement. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results, and financial condition.

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

We rely on a limited number of aircraft types, including CRJ-900 and E-175 aircraft. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results.

If we have a failure in our technology or security breaches of our information technology infrastructure our business and financial condition may be adversely affected.

The performance and reliability of our technology, and the technology of United, is critical to our ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications, or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of our technology or that of our major partners could impact our ability to conduct our business, lower the utilization of our aircraft and result in increased costs. Our technological systems and related data, and those of United, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.

In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our employees and information of United. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

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

As of September 30, 2024, we had aggregate federal and state net operating loss ("NOL") carryforwards of approximately $511.7 million and $226.9 million, which expire in fiscal years 2027-2038 and 2024-2044, respectively. Approximately $194.2 million of our federal NOL carryforwards are not subject to expiration. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an

"ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre- change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

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

Our business strategy includes the implementation of United's brand and product in order to increase customer loyalty and drive future ticket sales. In addition, we also receive certain amounts or incur penalties under our United CPA upon the results of certain performance metrics. However, we may experience a high number of passenger complaints related to, among other things, our customer service. These complaints, together with delayed and cancelled flights, and other service issues, are reported to the public by the DOT. If we do not meet United's expectations with respect to reliability and service, our and United's brand and product could be negatively impacted, which could result in customers deciding not to fly with United or with us. If we are unable to provide consistently high-quality customer service, it could have an adverse effect on our relationships with United.

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

Risks Related to Our Industry

Future public health threats that negatively impact the demand for air travel could adversely impact our business.

The duration and severity of a public health threat that we may face in the future could result in additional adverse effects on our business, operating results, financial condition, and liquidity.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential major partners.

The airline industry is highly competitive. We compete primarily with other regional airlines, some of which are owned by or operated by major airlines. In certain instances, our competitors are larger than us and possess significantly greater financial and other resources than we do. The airline industry has undergone substantial consolidation, including the mergers between Alaska Airlines and Hawaiian Airlines in 2024, Alaska Airlines and Virgin America Inc. in 2016, American and US Airways in 2013, Southwest Airlines Co. and AirTran Airways in 2011, United and Continental Airlines in 2010 and Delta and Northwest Airlines in 2008. Any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom we could enter into CPAs.

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

As of September 30, 2024, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020. The warrants have a term of five years from the date of issuance and an initial exercise price of $3.98 per share. Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

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

As of September 30, 2024, we had outstanding warrants to purchase 4,899,497 shares of our common stock, all of which were held by the U.S. Treasury. We are currently in compliance with all applicable foreign ownership restrictions.

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

Risks Related to our Merger with Republic Airways Holdings Inc.

The merger of Republic Airways Holdings Inc. (“Republic”) with and into the Company (the “Merger”) is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger in a timely manner or at all could have adverse effects on the Company.

The completion of the merger of Republic with and into the Company is subject to a number of conditions, including, among others: (i) approval of the transactions contemplated under the Agreement, Plan of Conversion and Plan of Merger (the “Merger Agreement”) by (a) the holders of at least two-thirds of the outstanding shares of Republic common stock entitled to vote thereon and (b) the holders of a majority of the outstanding shares of Company common stock, (ii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the registration statement relating to the transaction, (iv) the shares of Company common stock to be issued in the Merger being approved for listing on NASDAQ, (v) no governmental entity shall have enacted, issued, promulgated, enforced or entered any law or order that has the effect of making illegal, enjoining, or otherwise restraining or prohibiting the consummation of the transactions contemplated under the Merger Agreement, (vi) the receipt of requisite approvals from specified aviation authorities, (vii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) material compliance by the other party with its covenants, (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement, (x) the satisfaction of certain specified conditions of the Three Party Agreement among the Company, Republic, and United, (xi) United shall not have materially breached the terms of the CPA Side Letter (as defined in the Merger Agreement) or provided the Company or Republic with written notice of its intention not to perform or comply with any of the terms or conditions under the Go-Forward CPA (as defined in the Merger Agreement), and (xiii) the filing by the Company of its Form 10-Q for the period ended December 31, 2024. If the Merger is not completed, the Company’s ongoing business, financial condition, financial results and stock price may be materially adversely affected.

The market price of our common stock after the Merger may be affected by factors different from those affecting the price of our common stock before the Merger.

After completion of the Merger, the results of operations as well as the price of our common stock may in the future be affected by factors different from those factors affecting the Company and Republic, respectively, as independent standalone companies. The Company, following the Merger, may face additional risks and uncertainties that the Company is currently not be exposed to as an independent company.

Potential litigation against the Company and/or Republic could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition.

Stockholders of the Company or Republic may file lawsuits against the Company, Republic and/or the directors and officers of each company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to the Company, including any costs associated with the indemnification of the Company’s directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

The Merger is subject to the requirements of the HSR Act, and regulatory authorities may impose conditions that could have an adverse effect on the Company and/or Republic following the Merger or that could delay, prevent or increase the costs associated with completion of the Merger.

Before the Merger may be completed, all applicable waiting periods (or extensions thereof) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) must have expired or been terminated. In deciding whether to grant the required approvals, consents, registration, permits, expirations or terminations of the waiting periods, authorizations or other confirmations, the relevant governmental entities may impose requirements, limitations or costs or place restrictions on the conduct of our business following the acquisitions. Under the Merger Agreement, the Company and Republic, as

applicable, have agreed to use their respective reasonable best efforts to cause the expiration or termination of the applicable waiting periods under any applicable Competition Laws (as defined the Merger Agreement) as soon as reasonably practicable following the date of the Merger Agreement (and prior to the Outside Date specified in the Merger Agreement).

However, notwithstanding the foregoing, Republic is not required to (and no member of the Parent Group (as defined in the Merger Agreement) shall without the prior written consent of Republic) agree to any term, condition, obligation, liability, requirement, limitation, qualification, remedy, commitment, sanction or other action imposed, required or requested by a governmental entity, including but not limited to selling, holding separate or otherwise disposing of or conducting their business (or, following the closing, the combined business) in a specified manner, or agree to sell, hold separate or otherwise dispose of or conduct their business (or, following the closing, the combined business) in a specified manner, or entering into or agreeing to enter into a voting trust arrangement, proxy arrangement, “hold separate” agreement or arrangement or similar agreement or arrangement with respect to the assets, operations or conduct of their business (or, following the closing, the combined business) in a specified manner, or permitting the sale, hold separate or other disposition of, any assets of the Company, Republic or their respective affiliates, or otherwise take any action that limits the freedom of action with respect to, or its ability to retain any of the businesses, product lines or assets of, the Company or Republic.

Governmental authorities may also impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger or impose additional material costs. There can be no assurance that governmental authorities will choose not to impose such conditions, terms, obligations, or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the Merger. At any time before or after consummation of the Merger, notwithstanding the early termination of the applicable waiting period under the HSR Act, the Federal Trade Commission, the Antitrust Division of the U.S. Department of Justice, or any state could take such action under U.S. antitrust laws as it deems necessary or desirable in the public interest, including seeking (i) to enjoin the completion of the Merger, (ii) to require divestiture of assets of the Company, Republic or their respective subsidiaries, (iii) to require the parties to take other actions or agree to other restrictions limiting the freedom of action of the parties.

General Risk Factors

The requirements of being a public company may strain our resources, increase our operating costs, divert management's attention, and affect our ability to attract and retain qualified board members or executive officers.

We became a public company in August 2018. As a public company, we incur significant legal, accounting, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the Nasdaq Capital Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly and divert management's time and attention from revenue-generating activities to compliance activities. It could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, result in significant expenses to remediate any internal control deficiencies and have a material adverse effect on our business, results of operations and financial condition.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ended September 30, 2024 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of August 10, 2023, we are no longer an "emerging growth company," as defined in the JOBS Act. As such, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and we are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2024.

In future periods, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information and adversely impact our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board recognizes the importance of maintaining the trust and confidence of our customers, suppliers, business partners and employees. Our Board, through the Audit Committee, oversees our cybersecurity program as part of our enterprise-wide approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management approach and are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of enterprise-wide approach to risk management, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, our cybersecurity program is led by our Director of Cybersecurity, who reports to our Chief Information Officer, and is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments and maintaining our compliance. Our Chief Information Officer leads our cybersecurity team and regularly reports to our Audit Committee.

Collaboration: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We work with third-party firms to monitor our cybersecurity environment and report findings to executive leadership, internal audit and the Audit Committee regularly.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments, audits and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintained comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Additionally, we have in place insurance coverage designed to provide coverage in connection with cybersecurity breaches, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our Board and Audit Committee by our Chief Information Officer based on materiality. We adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our Board, through the Audit Committee, oversees our enterprise-wide approach to risk management, including the risks arising from cybersecurity threats. Our Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, our Audit Committee discusses our Company’s approach to cybersecurity risk management with management.

Our Audit Committee, in connection with management led by our Chief Information Officer and Director of Cybersecurity, works collaboratively across our Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our Audit Committee monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management when appropriate.

Our Director of Cybersecurity has served in various roles in technology leadership and cybersecurity for over 20 years. Our Chief Information Officer has served in various roles in technology and business leadership for more than 40 years. Our Chief Executive Officer, Chief Financial Officer and Chief Information Officer each hold undergraduate and/or graduate degrees in their respective fields, and each has experience managing risks at our Company and at similar companies including risks arising from cybersecurity threats.

Cybersecurity Threats

As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, are reasonably likely to have a material effect on us, our business strategy, results of operations, cash flows or financial condition.

ITEM 2. PROPERTIES

Fleet

As of September 30, 2024, our active aircraft fleet consisted of the following:

						Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	18	37	55	70-76	2,100	530	8.7
CRJ-900 Regional Jet	7	5	12	76-79	1,500	530	18.2
CRJ-700 Regional Jet	—	2	2	50-70	1,600	530	17.4
Total	25	44	69

Several factors impact our fleet size, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is a summary of our fleet by aircraft type. Our actual future fleet size and mix of aircraft types may vary materially from our current fleet size.

▪
E-175s – As of September 30, 2024, we operated 55 E-175 aircraft under our United CPA. As part of our Amended and Restated United CPA, we agreed to extend the term of 42 of our E-175 aircraft (owned by United) for an additional five years which will now expire between 2024 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft for four additional three-year increments. In addition, 18 of the E-175 aircraft (owned by us) operating under our United CPA expire between January 2028 and November 2028, subject to United's early termination rights. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the United CPA in its discretion, or remove aircraft from service, by giving us 90 days’ notice.
▪
CRJ-900s – As of September 30, 2024, we operated 12 CRJ-900 aircraft under our United CPA. Subsequent to September 30, 2024, we entered into an agreement with United which provides for the removal from CRJ-900 aircraft from the CPA.
▪
CRJ-700s – As of September 30, 2024, our fleet included two CRJ-700 aircraft which were leased to a third party. Subsequent to September 30, 2024, we entered into an agreement with United to buy the aircraft out of their lease with the third party and to purchase them for $11.0 million.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock traded on The Nasdaq Global Select Market under the symbol "MESA" from August 10, 2018 to May 6, 2024. On such date, our common stock began trading on the Nasdaq Capital Market. Prior to August 10, 2018, there was no public market for our common stock.

Holders of Record

As of December 5, 2024, there were approximately 84 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders ("2025 Proxy Statement") to be filed with the SEC within 120 days of our fiscal year ended September 30, 2024.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on July 31, 2020, and ends on September 30, 2024, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on July 31, 2020. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased a total of 8,772 and 112,698 shares of its common stock for $12 thousand and $138 thousand to cover the income tax obligation on vested employee equity awards during the three months and fiscal year ended September 30, 2024, respectively.

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

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 67 cities in 34 states, Cuba, and Mexico. All of our flights are operated as United Express flights pursuant to the terms of our Amended and Restated CPA with United. Prior to the voluntary wind-down of the DHL FSA on March 1, 2024, Mesa also operated flights as DHL Express flights pursuant to the terms of the FSA. Under the United CPA, we operated a fleet of 67 aircraft with approximately 265 daily departures as of September 30, 2024. We also leased two CRJ-700 aircraft to a third party during fiscal year 2024 and operated MPD, our pilot development program. As of September 30, 2024, all of our aircraft in scheduled service were operated for United. All of our operating revenue in our 2024, 2023, and 2022 fiscal years were derived from operations associated with our United CPA, DHL FSA, leases of aircraft to a third party, and MPD. Operating revenue in fiscal years 2023 and 2022 were also derived from operations associated with our American CPA prior to the wind-down and termination of such CPA on April 3, 2023.

Our long-term agreement with United provides us guaranteed monthly revenue for each aircraft under contract, a fixed fee for each block hour and flight actually flown, and reimbursement of certain direct operating expenses in exchange for providing regional flying services on behalf of United. Our CPA also shelters us from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and fluctuations in number of passengers. In providing regional flying under our CPA, we use the logos, service marks, flight crew uniforms and aircraft paint schemes of United. United controls route selection, pricing, seat inventories, marketing, and scheduling, and provides us with ground support services, airport landing slots and gate access.

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

2024 Financial Highlights

For our fiscal year ended September 30, 2024, we had total operating revenues of $476.4 million, a 4.3% decrease, compared to $498.1 million for our fiscal year ended September 30, 2023. Net loss for our fiscal year ended September 30, 2024 was $91.0 million, or $2.21 per diluted share, compared to net loss of $120.1 million, or $3.04 per diluted share, for our fiscal year ended September 30, 2023.

During our fiscal year ended September 30, 2024, our completed block hours decreased by 12,711, or 6.7%, compared to our fiscal year ended September 30, 2023.

Industry Trends

We believe our operating and business performance is driven by various factors that typically affect regional airlines and their markets, including trends which affect the broader airline and travel industries, though the terms of our United CPA reduces our exposure to fluctuations in certain trends. The following key factors may materially affect our future performance.

Availability and Training of Qualified Pilots. On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new airline pilots from 250 hours to 1,500 hours of flight time. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry was dramatically reduced. To address the diminished supply of qualified pilot candidates, regional airlines implemented significant pilot wage and bonus increases.

We launched the MPD Program to address the diminished supply of qualified pilots, provide a more affordable path for pilots to reach the 1,500 flight hours required to earn their Airline Transport Pilot certificate, and provide a pipeline of potential pilots at Mesa Airlines. As part of this program, we operate a fleet of 28 Pipistrel Alpha Trainer 2 aircraft. Currently, pilots pay out-of-pocket for the first 250 flight hours at a rate of $60 per hour. Subsequent flight costs of $75 per hour are financed by the Company at zero interest and, generally, require repayment of such financing over two years.

Although pilot attrition has returned to normal levels no assurance can be given that the measures we have taken or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

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

Economic Conditions, Challenges and Risks

Liquidity and Going Concern. During our fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the fiscal year ended September 30, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $91.0 million, primarily due to impairment expense of $73.7 million related to held for sale assets during the year. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-K.

To address such concerns, management developed and implemented certain material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the year ended September 30, 2024, and through the date of issuance of the financial statements.

•
On April 4, 2025, the Company entered into the Three Party Agreement between United, Republic, and the Company, which provides for, among other things, the following, each subject to the completion of the Merger Agreement:
o
Termination of the United CPA.
o
The Company to sell or dispose of all remaining Eligible Assets (as defined in the Three Party Agreement).
o
The Company to extinguish all remaining debt with cash and sale of assets. Any remaining debt will be assumed by the surviving corporation or forgiven by United.
o
A three percent (3%) increase in CPA block hour rates, retroactive to January 1, 2025.
o
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed in Note 17).
•
On April 4, 2025, we entered into the Sixth Amendment to the Third Amended and Restated Capacity Purchase Agreement with United which provides for the following:
o
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments, retroactive to January 1, 2025, through March 31, 2026.
o
The extension of incentives for achieving certain performance metrics, retroactive to July 1, 2024, through March 31, 2026.
•
On April 4, 2025, we entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and

March 31, 2026, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On April 3, 2025, we entered into a purchase agreement with a third party which provides for the sale of 23 GE model CF34-8C engines to the third party for expected gross proceeds of $16.3 million, which will be used to pay down our UST Loan.
•
On December 31, 2024, we entered into an Aircraft Purchase Agreement with United which provides for the sale of 18 E-175 aircraft to United for gross proceeds of $227.7 million and net proceeds of $84.7 million after the retirement of debt. Subsequently, we closed the sale of all 18 aircraft to United.
•
On December 30, 2024, we received notice from United that $4.5 million of our Effective Date Revolving Loan balance under our United Revolving Credit Facility has been forgiven for achieving certain operational performance metrics outlined in the United CPA.
•
On December 24, 2024, we entered into a purchase agreement with a third party which provides for the sale of 15 CRJ-900 airframes to the third party for expected gross proceeds of $19.0 million, which will be used to pay down our UST Loan. On April 3, 2025, the purchase agreement was amended to include an additional 14 CRJ-900 airframes to be sold to the third party for expected gross proceeds of $9.1 million. The total expected gross proceeds of $28.1 million will be used to pay down our UST Loan.
•
On December 23, 2024, we entered into an agreement with the UST to lower the minimum CCR covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0. The agreement also requires the Company to use its reasonable best efforts to cause counterparties to all Receivables (as defined in the Treasury Loan) (whether or not constituting “Eligible Receivables” (as defined in the Treasury Loan)) of the Company to be paid to the Eligible Receivables Account (as defined in the Treasury Loan). Receivables generated from the sale of assets that are not Collateral (as defined in the Treasury Loan) are excluded from the scope of the foregoing requirement. As a result of the lower CCR covenant, we are in compliance with this covenant as of September 30, 2024. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025 through the maturity date of the loan.
•
On December 23, 2024, we entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On December 23, 2024, we entered into the Fourth Amendment to our Third Amended and Restated United CPA which provides for the following:
o
Amended certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).
o
Added provisions relating to the reimbursement by United of up to $14.0 million of pilot training costs incurred by the Company with respect to its E-175 aircraft.
•
On September 25, 2024, we reached an agreement with United which provides for, among other things, the commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase such aircraft for total proceeds of $11.0 million, $4.5 million of which will pay down the outstanding obligations. Subsequent to September 30, 2024, we closed the sale of the two CRJ-700 aircraft to United.
•
Based on the most recent appraisal value of our spare parts, we have $12.4 million of borrowing capacity under our United Revolving Credit Facility.

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

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On December 23, 2024, the Company entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver for the financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024. Further, on April 4, 2025, the Company entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026. As of the issuance of this Form 10-K, we are in compliance with all financial covenants.

As of September 30, 2024, the Company had $50.5 million of principal maturity payments on long-term debt due within the next twelve months. Additionally, all outstanding principal amounts of $113.7 million as of September 30, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. As of September 30, 2024, the Company is in compliance with all financial covenants.

Market Volatility. The airline industry is volatile and affected by economic cycles and trends. Consumer confidence and discretionary spending, spread of a virus, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional airlines. The effect of economic cycles and trends may be somewhat mitigated by our reliance on our CPA. If, however, United experiences a prolonged decline in the number of passengers or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future CPAs, or materially reduce our scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to the rates, number of aircraft or utilization under our CPA.

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of September 30, 2024, approximately 62.8% of our workforce was represented by the ALPA and AFA. In August 2022, we entered into a three-year Letter of Agreement with ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal years 2023 and 2024, and attrition levels have dropped to a pre-COVID level. In September 2022, we entered into a Letter of Agreement with AFA to extend the term of our agreement by two years. Our extension with AFA provided, among other things, an increase in compensation for our flight attendants. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

Competition. The airline industry is highly competitive. We compete principally with other regional airlines. Major airlines typically award CPAs to regional airlines based on the following criteria: ability to fly contracted schedules, availability of labor resources including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages, and the overall image of the regional airline. Our ability to renew our existing agreement and earn additional flying opportunities in the future will depend, in significant part, on our ability to maintain a low-cost structure competitive with other regional air carriers.

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, MHI, GE, and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2024, $52.3 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected in our consolidated balance sheet.

The average age of our E-175, CRJ-900, and CRJ-700 type aircraft is approximately 8.7, 18.2, and 17.4 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. In prior periods, we incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our CPA.

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

As of September 30, 2024, we had 47 aircraft in our fleet under lease, including 42 E-175 aircraft owned by United and leased to us at nominal amounts and five CRJ-900 aircraft on short-term leases owned by a third party. We also have two CRJ-700 aircraft that are leased to us by a third party. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. Our aircraft leases classified as operating leases results in rental payments being charged to expense over the terms of the related leases.

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

Components of Our Results of Operations

The following discussion summarizes the key components of our consolidated statements of operations and comprehensive loss.

Operating Revenues

Our consolidated operating revenues consist of contract revenue as well as pass-through and other revenue.

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our United CPA, along with the additional amounts received based on the number of flights and block hours flown, rental revenue for aircraft leased to a third party, and revenue received from pilots in the MPD program. Contract revenues we receive from United are paid on a weekly basis and recognized over time consistent with the delivery of service under our CPA.

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger insurance, aircraft property taxes, landing fees, and other aircraft and traffic servicing costs received pursuant to our United CPA, as well as certain maintenance costs related to the United owned E-175 aircraft.

Operating Expenses

Our operating expenses consist of the following items:

Flight Operations. Flight operations expense includes costs related to salaries, bonuses and benefits earned by our pilots, flight attendants, and dispatch personnel, as well as costs related to technical publications, lodging of our flight crews, and pilot training expenses.

Fuel. Fuel expense includes fuel and related fueling costs for flying we undertake outside of our CPA, including aircraft repositioning and maintenance. All aircraft fuel and related fueling costs for flying under our CPA were directly paid and supplied by United. The fuel and related cost for flying under our DHL FSA were directly paid and supplied by DHL. Accordingly, we do not record an expense or the related revenue for fuel supplied United for flying under our CPA or DHL under our FSA except fuel costs incurred for controllable ferry flights for United. Fuel expenses relating to MPD are paid by the Company.

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

Aircraft and Traffic Servicing. Aircraft and traffic servicing expense includes expenses related to our CPA and FSA, including aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by our major partners.

General and Administrative. General and administrative expense includes insurance and taxes, the majority of which are pass-through costs, non-operational administrative employee wages and related expenses, building rents, real property leases, utilities, legal, audit and other administrative expenses.

Depreciation. Depreciation expense is a periodic non-cash charge primarily related to aircraft, engine, aircraft improvement, and equipment depreciation.

Impairment. Impairment expense is a non-recurring, non-cash charge related to the reduction in value of aircraft and related parts, primarily upon reclassification to held for sale.

Other Income (Expense), Net

Interest Expense. Interest expense is interest on our debt to finance purchases of aircraft, engines, and equipment, including amortization of debt financing costs and discounts.

Interest Income. Interest income includes interest income on our cash and cash equivalent balances.

Gain on Investments, Net. Gain on investments, net consists of gains on the sale or transfer of our investments in equity securities to another party.

Unrealized (Loss)/Gain, Net. Unrealized (loss)/gain on investments, net consists of losses or gains due to changes in the value of our investments in equity securities.

Gain on extinguishment of debt. Gain on extinguishment of debt relates to the settlement of a loan for an amount less than the outstanding principal balance.

Gain on debt forgiveness. Gain on debt forgiveness consists of gains resulting from the forgiveness earned on our deemed prepayment associated with our United Revolving Credit Facility for the achievement of certain performance metrics.

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

While we operate under a CPA, we do not manage our business based on any performance measure at the individual contract level. Additionally, our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

Results of Operations

Comparison of our Fiscal Years Ended September 30, 2024 and 2023

We had an operating loss of $65.8 million in our year ended September 30, 2024, compared to an operating loss of $84.3 million in our year ended September 30, 2023. In our year ended September 30, 2024, we had a net loss of $91.0 million compared to a net loss of $120.1 million in our year ended September 30, 2023.

Our operating results for the fiscal year ended September 30, 2024 improved as a result of decreases in operating expenses due to (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; (ii) decreases in maintenance expense, primarily due to a decrease in pass-through engine overhaul on our E-175 fleet; (iii) decreases in general and administrative expenses, primarily due to a decrease in pass-through property tax; and (iv) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. These decreases were partially offset by (i) impairment expense of $73.7 in our fiscal year ended September 30, 2024 compared to impairment expense of $54.3 million in our fiscal year ended September 30, 2023; and (ii) a decrease in contract revenue due to reduced block hours flown, fewer aircraft under contract, and the wind-down of the DHL FSA, partially offset by an increased United block hour compensation rate.

Operating Revenues/Statistics

	Year Ended September 30,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$404,322		$421,298		$(16,976)	(4.0)%
Pass-through and other		72,087		76,767		(4,680)	(6.1)%
Total operating revenues		$476,409		$498,065		$(21,656)	(4.3)%

Operating data:
Available seat miles—ASMs (thousands)		3,898,559		4,235,413		(336,854)	(8.0)%
Block hours		176,236		188,947		(12,711)	(6.7)%
Revenue passenger miles—RPMs (thousands)		3,261,349		3,541,712		(280,363)	(7.9)%
Average stage length (miles)		538		552		(14)	(2.5)%
Contract revenue per available seat mile—CRASM (in cents)	¢	10.37	¢	9.95	¢	0.42	4.2%
Passengers		5,980,033		6,310,730		(330,697)	(5.2)%

(1)
The definitions of certain terms related to the airline industry used in the table can be found under "Glossary of Airline Terms" above.

Total operating revenue decreased by $21.7 million, or 4.4%, to $476.4 million during our fiscal year ended September 30, 2024 as compared to our fiscal year ended September 30, 2023. Contract revenue decreased by $17.0 million, or 4.0%, to $404.3 million during our fiscal year September 30, 2024, primarily driven by reduced block hours flown, fewer aircraft under contract, and the wind-down of the DHL FSA compared to our fiscal year ended September 30, 2023, partially offset by an increased United block hour compensation rate. Our block hours flown during our fiscal year ended September 30, 2024 decreased 6.7% as compared to our fiscal year ended September 30, 2023 due to a decrease in scheduled flying on our CRJ fleet. Our pass-through and other revenue decreased by $4.7 million, or 6.1%, to $72.1 million compared to our fiscal year ended September 30, 2023 due to a decrease in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Year Ended September 30,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$184,472	$216,748	$(32,276)	(14.9)%
Maintenance	184,725	199,648	(14,923)	(7.5)%
Aircraft rent	7,797	6,200	1,597	25.8%
General and administrative	44,248	48,765	(4,517)	(9.3)%
Depreciation and amortization	40,041	60,359	(20,318)	(33.7)%
Asset impairment	73,709	54,343	19,366	35.6%
Loss/(Gain) on sale of assets	682	(7,162)	7,844	(109.5)%
Other operating expenses	6,555	3,510	3,045	86.8%
Total operating expenses	$542,229	$582,411	$(40,182)	(6.9)%
Operating data:
Available seat miles—ASMs (thousands)	3,898,559	4,235,413	(336,854)	(8.0)%
Block hours	176,236	188,947	(12,711)	(6.7)%
Average stage length (miles)	538	552	(14)	(2.5)%
Departures	97,618	103,675	(6,057)	(5.8)%

Flight Operations. Flight operations expense decreased by $32.3 million, or 14.9%, to $184.5 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown and decreases in headcount.

Maintenance. Aircraft maintenance expense decreased $14.9 million, or 7.5%, to $184.7 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. This decrease was primarily driven by a decrease in pass-through engine overhaul and rotable and expendable parts, partially offset by an increase in other pass-through costs and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by our major partners decreased by $3.1 million during our fiscal year ended September 30, 2024 compared to our fiscal year ended September 30, 2023.

The following table presents information regarding our aircraft maintenance costs during our fiscal years ended September 30, 2024 and 2023:

	Year Ended September 30,
	2024	2023	Change
Engine overhaul	$(477)	$444	$(921)	(207.4)%
Pass-through engine overhaul	23,490	31,911	(8,421)	(26.4)%
C-check	6,639	6,451	188	2.9%
Pass-through C-check	16,263	16,926	(663)	(3.9)%
Component contracts	19,129	20,102	(973)	(4.8)%
Rotable and expendable parts	17,645	20,566	(2,921)	(14.2)%
Other pass-through	22,373	16,431	5,942	36.2%
Labor and other	79,663	86,817	(7,154)	(8.2)%
Total	$184,725	$199,648	$(14,923)	(7.5)%

Aircraft Rent. Aircraft rent expense increased by $1.6 million, or 25.8%, to $7.8 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. This increase was due to several short-term CRJ-900 airframe and engine leases during the fiscal year ended September 30, 2024.

General and Administrative. General and administrative expense decreased by 4.5 million, or 9.3%, to $44.2 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. This decrease was primarily driven by decreases in pass-through property taxes and pass-through insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased by $20.3 million, or 33.7%, to $40.0 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. The decrease is primarily due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $73.7 million was recorded for our fiscal year ended September 30, 2024 primarily related to eight CRJ-900 aircraft, 26 CRJ-900 airframes (without engines), and 77 model CF34-8C engines being designated as held for sale. There was $54.3 million of asset impairment recorded for our fiscal year ended September 30, 2023 related to the write-off of our customer relationship intangible asset and 14 CRJ-900 aircraft being designated as held for sale.

Loss/(Gain) on sale of assets. Loss on sale of assets of $0.7 million was recorded for our fiscal year ended September 30, 2024 related to the sale of certain engines. A gain on the sale of assets of $7.2 million was recorded for our fiscal year ended September 30, 2023 related to a 30-engine sale agreement.

Other Operating Expenses. Other operating expenses increased by $3.0 million, or 86.8%, to $6.6 million for our fiscal year ended September 30, 2024 compared to our fiscal year ended September 30, 2023. The increase is primarily attributable to interrupted trip costs during the fiscal year ended September 30, 2024.

Other Expense

Other expense decreased by $19.8 million, or 44.6%, to $24.7 million for our fiscal year ended September 30, 2024, compared to our fiscal year ended September 30, 2023. The decrease is primarily attributable to realized gains on investments in equity securities of $8.0 million, gain on extinguishment of debt of $3.0 million, gain on debt forgiveness of $10.5 million, and decreases on interest expense. The decrease is partially offset by $6.1 million in unrealized losses on investments in equity securities for our fiscal year ended September 30, 2024 compared to $5.4 million in unrealized gains on investments in equity securities for our fiscal year ended September 30, 2023.

Income Taxes

In our fiscal year ended September 30, 2024, our effective tax rate was (0.6)% compared to 6.9% in our fiscal year ended September 30, 2023. Our tax rate can vary depending on changes in tax laws, adoption of accounting standards, the amount of income we earn in each state and the state tax rate applicable to such income, as well as any valuation allowance required on our state net operating losses.

We recorded an income tax provision of $0.5 million and an income tax benefit of $8.7 million for the fiscal years ended September 30, 2024 and 2023, respectively.

The income tax provision for our fiscal year ended September 30, 2024 resulted in an effective tax rate of (0.6)%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against federal and state net operating losses, expired state attributes, disallowed unrealized losses, and changes in state apportionment and statutory rates.

The income tax provision for our fiscal year ended September 30, 2023 resulted in an effective tax rate of 6.9%, which differed from the U.S. federal statutory rate of 21%, primarily due to the impact of state taxes and permanent differences between financial statement and taxable income. In addition to the state effective tax rate impact, other state impacts include changes in the valuation allowance against federal and state net operating losses, expired state attributes, disallowed unrealized losses, and changes in state apportionment and statutory rates.

We continue to maintain a valuation allowance on a portion of our state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2024, we had aggregate federal and state net operating loss carryforwards of approximately $511.7 million and $226.9 million, which expire in 2027-2038 and 2024-2044, respectively, with approximately $4.0 million of state net operating loss carryforwards that expired in 2024.

See Note 12 - "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Year Ended September 30,
	2024	2023	2022
Reconciliation:
Net loss	$(91,015)	$(120,116)	$(182,678)
Income tax benefit	519	(8,745)	(51,990)
Loss before taxes	(90,496)	(128,861)	(234,668)
Gain on investments, net	(8,032)	—	—
Unrealized loss/(gain) on investments, net	6,145	(5,408)	13,715
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	69,469	48,357	170,918
Adjusted loss before taxes	(22,914)	(85,912)	(50,035)
Interest expense	38,455	49,921	35,289
Interest income	(68)	(146)	(139)
Depreciation and amortization	40,041	60,359	81,508
Adjusted EBITDA	$55,514	$24,222	$66,623
Aircraft rent	7,797	6,200	36,989
Adjusted EBITDAR	$63,311	$30,422	$103,612

(1) $0.2 million of lease termination expense during the fiscal year ended September 30, 2022.
(2) $3.2 million loss from the write off of lease incentive assets during the fiscal year ended September 30, 2022.
(3) $109.7 million impairment loss related to our long-lived asset group for our CRJ-900 fleet during the fiscal year ended September 30, 2022.

(4) $1.6 million, $1.2 million and $0.4 million loss on deferred financing costs related to the retirement of debts during the during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

(5) $0.7 million loss, $7.2 million gain, and $4.7 million gain on the sale of aircraft, engines, and other assets during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
(6) $77.4 million, $46.9 million and $58.6 million impairment loss on held for sale accounting treatment during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
(7) $3.7 million gain, $3.7 million loss, and $3.5 million loss on impairment fair value adjustments during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.
(8) $3.7 million impairment loss on intangible assets during the fiscal year ended September 30, 2023.
(9) $6.0 million in third party costs associated with non-recurring transactions during the fiscal year ended September 30, 2024.
(10) $10.5 million gain on debt forgiveness during the fiscal year ended September 30, 2024.
(11) $3.0 million gain on extinguishment of debt during the fiscal year ended September 30, 2024.
(12) $0.9 million loss for early payment fees on the retirement of debt during the fiscal year ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company has $50.5 million of principal maturity payments on long-term debt due within the next twelve months. Additionally, all outstanding principal amounts, $113.7 million as of September 30, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

On October 30, 2020, the Company entered into a Loan and Guarantee Agreement with the U.S Treasury under the CARES Act. The loan agreement provides for a secured term loan facility of up to $200.0 million (the “Treasury Loan” or "UST Loan"). On October 30, 2020, the Company borrowed $43.0 million under the Treasury Loan and on November 13, 2020, the Company borrowed an additional $152.0 million. No additional sums are available for borrowing under the Treasury Loan. The obligations under the Treasury Loan are secured by certain aircraft, aircraft engines, accounts receivable, ground service equipment, and tooling (collectively, the “Collateral”). All principal amounts outstanding under the Treasury Loan are due and payable in a single installment on October 30, 2025 (the "Maturity Date") and all accrued interest is payable in arrears on the first business day following the 14th day of March, June, September, and December (beginning with December 15, 2020), and on the Maturity Date. For the first 12 months, interest was paid in-kind by increasing the principal amount of the loan by the amount of such interest due on an interest payment date. The obligations under the Treasury Loan are guaranteed by the Company and Mesa Air Group Inventory Management. Voluntary prepayments of loans under the Treasury Loan may be made, in whole or in part, without premium or penalty, at any time. Amounts prepaid may not be reborrowed. Mandatory prepayments of amounts outstanding under the Treasury Loan are required, without premium or penalty, to the extent necessary to comply with the covenants discussed below, certain dispositions of the Collateral, certain debt issuances secured by liens on the Collateral and certain insurance payments related to the Collateral. In addition, if a “change of control” (as defined in the Treasury Loan) occurs with respect to Mesa Airlines, Mesa Airlines will be required to repay the loans outstanding under the Treasury Loan.

The Treasury Loan requires the Company, under certain circumstances, including within one business day prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On September 23, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR to 1.44 to 1.0 through November 22, 2024, after which, the required minimum CCR will revert back to 1.55 to 1.0.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures, aircraft and engine pre-delivery payments, maintenance, aircraft rent and debt service obligations, including principal and interest payments. Our cash needs vary from period to period primarily based on the timing and costs of significant maintenance events. Our principal sources of liquidity are cash on hand, cash generated from operations, proceeds from the sale of assets, and funds from external borrowings. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand, and proceeds from the sale of assets.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, which includes purchases of spare engines, aircraft, inventory, tools, vehicles, equipment and miscellaneous projects for the year ended September 30, 2024 were approximately 4.3% of annual revenues. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $15.6 million. In addition, we had restricted cash of $3.0 million as of September 30, 2024. Restricted cash includes certificates of deposit that secure letters of credit issued for particular airport authorities as required in certain lease agreements. Furthermore, as of September 30, 2024, we also had $310.5 million in secured indebtedness incurred primarily in connection with our financing of aircraft. Our primary uses of liquidity are capital expenditures, operating lease payments, and debt repayments. As of September 30, 2024, we had $48.7 million of short-term debt, excluding finance leases, and $259.4 million of long-term debt excluding finance leases.

Sources of cash for our fiscal year ended September 30, 2024 were primarily cash flows provided by operations of $34.2 million and proceeds from the sale of assets of $169.3 million.

Debt and Other Obligations

As of September 30, 2024, we had $363.6 million of long-term debt (including principal and projected interest obligations) and finance lease obligations (including current maturities). This amount consists of $247.7 million in notes payable principal payments related to owned aircraft used in continuing operations, $25.3 million in notes payable principal payments related to spare engines and engine kits, $4.7 million in finance lease obligations, $37.5 million in principal outstanding under our working capital line of credit, and an aggregate of $48.4 million in projected interest costs through our fiscal 2027.

As of September 30, 2024, we had variable rate debt representing 69.0% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term operating lease obligations primarily relating to our aircraft fleet, as well as leases of office and hangar space. As of September 30, 2024, we had five airframes and 21 engines on operating leases (excluding aircraft leased at nominal amounts from United). The five airframes are short-term operating leases that will be returned when the airframes are removed from the United CPA by the end of February 2025. The engines have remaining lease terms of up to 2.2 years. Future minimum lease payments due under all long-term operating leases were approximately $10.5 million as of September 30, 2024.

Finance Leases

On June 1, 2022, Mesa Airlines, as lessee, entered into two agreements for the lease of two CRJ-700 aircraft (the “Aircraft Leases”). Basic rent on this lease is paid monthly and at the end of the lease term.

The Company has the option to purchase both aircraft for a total of $1.5 million at the end of the lease term. On May 30, 2024, we amended the finance lease agreements providing for the revision of the lease term from June 22, 2031 to May 29, 2027. We paid initial payments totaling approximately $1.8 million. Subsequent to September 30, 2024, we entered into an agreement with United to buy the aircraft out of their lease with the third party and to purchase them for $11.0 million, $4.5 million of which will pay down the outstanding obligations under the associated finance leases.

The Company had previously leased 15 aircraft from RASPRO Trust as an operating lease. In December 2022, the Company entered into an agreement with RASPRO Trust, reducing the buyout pricing on all 15 aircraft at lease termination by a total of $25 million. Under the terms of the new agreement, the Company reclassified these leases as finance leases. During the fiscal year ended September 30, 2024, the Company purchased all 15 aircraft and completely paid off the RASPRO obligation.

As of September 30, 2024, we had two aircraft on finance leases with remaining lease terms of up to 2.7 years. Future minimum lease payments due under all long-term finance leases were approximately $4.7 million as of September 30, 2024.

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

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which now terminates in December 2022. Interest is assessed on drawn amounts at one-month SOFR plus 3.75%. In June 2020, $23.0 million was drawn to cover operational needs. As of September 30, 2022, $15.6 million remained outstanding under the working capital draw loan.

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 (“Amendment No. 1”), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.0 million plus fees and expenses, which was due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

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
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer Aviation, Inc. held by the Company were released as collateral for the United credit facility.
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

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Ascent, Embraer, Aviall, and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of September 30, 2024, $52.3 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

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

Restricted Cash

As of September 30, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to such agreement, $3.0 million and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Cash Flows

The following table presents information regarding our cash flows for each of our fiscal years ended September 30, 2024, 2023, and 2022:

	Year Ended September 30,
	2024	2023	2022
Net cash provided by (used in) operating activities	$34,244	$(24,091)	$13,362
Net cash provided by investing activities	148,788	142,285	1,365
Net cash used in financing activities	(200,474)	(143,147)	(77,569)
Net decrease in cash, cash equivalents and restricted cash	(17,442)	(24,953)	(62,842)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$18,630	$36,072	$61,025

Net Cash Flow Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash used in operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our fiscal year ended September 30, 2024, we had cash flow provided by operating activities of $34.2 million. We had net loss of $91.0 million adjusted for the following significant non-cash items: asset impairment of $73.7 million, depreciation of $40.0 million, stock-based compensation expense of $1.3 million, net unrealized losses on investments in equity securities of $6.1 million, net gains on investments of $(8.0) million, amortization of deferred credits of $(1.1) million, amortization of debt discount and issuance costs and accretion of interest of $8.3 million, gain on extinguishment of debt of $(3.0) million, gain on debt forgiveness of $(10.5) million, and $4.7 million in net other operating cash flow adjustments. We had net change of $13.5 million within other net operating assets and liabilities largely driven by accrued liabilities, accounts payable, and prepaid expenses, partially offset by deferred revenue during our fiscal year ended September 30, 2024.

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

Net Cash Flows Provided by (Used in) Investing Activities

Our investing activities generally consist of the sale of assets, capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our fiscal year ended September 30, 2024, our net cash flow provided by investing activities was $148.8 million. We received a total of $158.3 million from the sale of aircraft and engines, net of transaction costs, $9.2 million from the sale of investments in equity securities, net of transaction costs, and $1.5 million in customer deposits. Additionally, we invested $1.2 million in aircraft, $6.1 million in depreciable inventory, $3.7 million in costs associated with transitioning CRJ-900 aircraft to United operations, $3.4 million in capitalized maintenance, and $5.8 million in tools, vehicles, equipment and other miscellaneous projects.

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

During our fiscal year ended September 30, 2024, our net cash flow used in financing activities was $200.5 million. We received $86.9 million of proceeds from long-term debt. We made $286.3 million of principal repayments on long-term debt during the period. We incurred $0.9 million in prepayment fees and made $0.1 million of payments of tax withholding for restricted stock units.

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

In addition to the aircraft we lease from United under our United CPA, approximately 7% of our aircraft are leased from third parties. Our aircraft operating leases are all short-term leases and result in rental payments being charged to rent expense immediately.

As a lessee, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less).

From a lessor perspective, our CPA identifies the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation in the CPA is designed to reimburse the Company for certain aircraft ownership costs of these aircraft. We account for the non-lease component of our CPA under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost-basis approach representing our estimate of the stand-alone selling prices.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and had a term of nine years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the lease agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term. Subsequent to September 30, 2024 we entered into an agreement with United pursuant to which United agreed to buy the two aircraft out of their lease with GoJet and purchase the aircraft.

Revenue Recognition

The Company recognizes revenue when the service is provided under its CPA. Under the CPA, United generally pays a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contract also includes reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger liability insurance as well as aircraft property taxes and other flight service expenditures defined in our agreement. Additionally, for the E-175 aircraft owned by United, the CPA provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its agreement for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The contract also includes incentives and penalties based on certain operational benchmarks. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreement. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under the CPA is presented as the gross amount billed to United.

Under the United CPA, the Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both services occur over the term of the agreement and the performance of maintenance services significantly affects the utility of the in-flight services. The Company's individual flights flown under the CPA are deemed to be distinct and the flight service promised in the CPA represents a series of services that is accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

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

A portion of the Company's compensation under its CPAs with United and previously American is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized $123.0 million, $144.7 million, and $158.4 million of lease revenue for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity of the total service provided.

The Company's CPA is renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions, as described in Note 1. The CPA also contains terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The CPA is amended from time to time to change, add, or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its CPA, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with United. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled subject to the variable constraint guidance under ASC 606.

The Company's CPA contains an option that allows United to assume the contractual responsibility for procuring and providing the fuel necessary to operate the flights that it operates for them. United has exercised this option. Accordingly, the Company does not record an expense or revenue for fuel and related fueling costs for flying under its CPA. In addition, United also provides, at no cost to the Company, certain ground handling and customer service functions, as well as airport-related facilities and gates at their hubs and other cities. Services and facilities provided by United at no cost are presented net in its consolidated financial statements; hence, no amounts are recorded for revenue or expense for these items.

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance. The deferred revenue balance as of September 30, 2024 of $9.6 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term).

Property and Equipment

The Company’s property and equipment, which primarily consists of aircraft and related flight equipment, had a net book value of $426.4 million as of September 30, 2024. The Company monitors for any indicators of impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Factors which could be indicators of impairment include, but are not limited to: (i) significant adverse changes in the extent or manner in which an asset is being used, including permanently removing a long-lived asset or assets from operations; (ii) significant changes in the estimated useful life of an asset; (iii) significant changes in estimated future cash flows or a history of operating or cash flow losses; (iv) permanent and significant declines in market prices of an asset; and (v) changes to the regulatory environment or business climate. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

We group assets at the CPA level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of our asset groups, we estimate future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. The Company’s assumptions about future conditions are important to its assessment of potential impairment of its long-lived assets. The Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group’s carrying amount exceeds its fair value. We estimate fair values of aircraft and related assets using published sources, appraisals, and bids received from third parties as available.

As a result of operating losses and the removal of CRJ-900 aircraft from the United CPA, we evaluated our fleet for impairment as of September 30, 2024, and determined that future cash flows from the operation of our fleet through the remaining useful life exceeded the carrying value of the fleet. As such, no impairment expenses were recorded to our fleet.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 12 - "Income Taxes" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. See also "Management's Discussion and Analysis—Results of Operations—Income Taxes" for additional information.

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

As of September 30, 2024, we had $217.4 million of variable rate debt including current maturities. A hypothetical 100 basis point change in market interest rates would have increased interest expense by approximately $2.2 million in our fiscal year ended September 30, 2024.

As of September 30, 2024, we had $97.9 million of fixed rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of September 30, 2024.

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

Fuel Price Risk. Unlike other airlines, our CPA largely shelters us from volatility related to fuel prices, which are directly paid and supplied by United.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Phoenix, Arizona

December 29, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the Company) as of September 30, 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows, for the year then ended and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

RSM US LLP

We served as the Company’s auditor from 2023 to 2024. Phoenix, Arizona

January 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the “Company”) as of September 30, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Forecasted Cash Flows Utilized in Assessment of Going Concern and Impairment of Long-lived Assets

As disclosed in Note 1 of the consolidated financial statements, the Company believes that cash on hand, ongoing cashflows from operations, restructuring debt covenants and agreements, forgiveness of debt based on operational metrics outlined in the United Capacity Purchase Agreement, borrowing capacity under the United Revolving Credit Facility, reimbursement of expenses up to $14.0 million related to the transition to an entirely E-175 fleet, restructuring of operations to defer major expenses, and selling the aircraft and engines held for sale, is adequate to fund operations and meet debt obligations for the next twelve months following the issuance of these financial statements. Accordingly, management has disclosed the factors that give rise to concerns regarding the ability of the Company to continue as a going concern, as well as management’s implemented plan which alleviates the conditions giving rise to substantial doubt. The plan involves the forecast of cash flows to determine whether the Company will have sufficient cash to fund operations and satisfy debt obligations as it becomes due.

As disclosed in Note 2 of the consolidated financial statements the Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. To determine whether impairments exist for aircraft and other related assets used in operations, the Company groups assets at the lowest level for which identifiable cash flows exist. The Company assesses whether indicators of impairment are present for an asset group and, when applicable, the Company evaluates recoverability of the asset group by comparing the undiscounted future cash flows to the carrying amount of the asset group. The Company estimates future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. If the asset group is not recoverable, an impairment charge is recorded and the asset group’s carrying amount is reduced to its estimated fair value.

Management engaged experts to calculate the fair value of long-lived assets.

The forecasts of undiscounted cashflows prepared to assess going concern and impairment of long-lived assets were prepared with significant judgment and estimates of future cashflows based on projections of capacity purchase agreement block hours, maintenance events, labor costs, and other relevant factors.

The principal considerations for our determination that performing procedures relating to the forecasts of undiscounted cashflows prepared to assess going concern and impairment of long-lived assets as critical audit matters are (i) the significant judgment by management in estimating capacity purchase block hours, maintenance events, labor costs and other relevant factors, (ii) the significant judgment by management in estimating future compliance with debt covenants, (iii) the significant judgement by management used by experts to calculate the fair value of long-lived assets, and (iv) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasts of undiscounted cashflows and the determination of the fair value of the long-lived assets.

Addressing the critical audit matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) testing management’s process for developing the estimates (ii) testing the completeness and accuracy of underlying data used in the estimates (iii) testing future asset sales to generate cash through binding purchase agreements, (iv) testing future compliance with debt covenants based on amended debt agreements, (v) testing changes in revenues and expenses through audit procedures on projected block hours, scheduled future flight plans, pilot attrition, and number of aircraft in service, (vi) testing the valuation of long-lived assets, including the work performed by management’s specialists, and (vii) testing the completeness of the disclosures related to management’s plans.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024

Melville, NY
May 13, 2025

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$15,621	$32,940
Restricted cash	3,009	3,132
Receivables, net ($1,883 and $4,016 from related party)	5,263	8,253
Expendable parts and supplies, net	28,272	29,245
Assets held for sale	5,741	57,722
Prepaid expenses and other current assets	3,371	7,294
Total current assets	61,277	138,586

Property and equipment, net	426,351	698,022
Lease and equipment deposits	1,289	1,630
Operating lease right-of-use assets	7,231	9,709
Deferred heavy maintenance, net	6,396	7,974
Assets held for sale	86,605	12,000
Other assets	7,709	30,546
Total assets	$596,858	$898,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($6,604 and $20,500 from related party)	$50,455	$163,550
Current portion of deferred revenue	3,932	4,880
Current maturities of operating leases	1,681	3,510
Accounts payable	72,096	58,957
Accrued compensation	12,797	10,008
Customer deposits	1,189	—
Other accrued expenses	32,308	27,001
Total current liabilities	174,458	267,906
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($30,914 and $30,630 from related party)	259,816	364,728
Noncurrent operating lease liabilities	6,863	8,077
Deferred credits from related party	3,020	4,617
Deferred income taxes	8,173	8,414
Deferred revenue, net of current portion	5,707	16,167
Other noncurrent liabilities	28,579	28,522
Total noncurrent liabilities	312,158	430,525
Total liabilities	486,616	698,431
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,331,719 (2024) and 40,940,326 (2023) shares issued and outstanding, 4,899,497 (2024) and 4,899,497 (2023) warrants issued and outstanding	272,376	271,155
Accumulated deficit	(162,134)	(71,119)
Total stockholders' equity	110,242	200,036
Total liabilities and stockholders' equity	$596,858	$898,467

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended September 30,
	2024	2023	2022
Operating revenues:
Contract revenue (2024—$394,206, 2023—$294,129, and 2022—$207,003 from related party)	$404,322	$421,298	$478,482
Pass-through and other revenue	72,087	76,767	52,519
Total operating revenues	476,409	498,065	531,001
Operating expenses:
Flight operations	184,472	216,748	177,038
Maintenance	184,725	199,648	201,930
Aircraft rent	7,797	6,200	36,989
General and administrative	44,248	48,765	43,966
Depreciation and amortization	40,041	60,359	81,508
Asset impairment	73,709	54,343	171,824
Loss/(Gain) on sale of assets	682	(7,162)	(4,723)
Other operating expenses	6,555	3,510	7,471
Total operating expenses	542,229	582,411	716,003
Operating loss	(65,820)	(84,346)	(185,002)
Other income (expense), net:
Interest expense	(38,455)	(49,921)	(35,289)
Interest income	68	146	139
Gain on investments, net	8,032	—	—
Unrealized (loss)/gain on investments, net	(6,145)	5,408	(13,715)
Gain on extinguishment of debt	2,954	—	—
Gain on debt forgiveness	10,500	—	—
Other expense, net	(1,630)	(148)	(801)
Total other expense, net	(24,676)	(44,515)	(49,666)
Loss before taxes	(90,496)	(128,861)	(234,668)
Income tax expense/(benefit)	519	(8,745)	(51,990)
Net loss and comprehensive loss	$(91,015)	$(120,116)	$(182,678)
Net loss per share attributable to common shareholders
Basic	$(2.21)	$(3.04)	$(5.06)
Diluted	$(2.21)	$(3.04)	$(5.06)
Weighted-average common shares outstanding
Basic	41,137	39,465	36,133
Diluted	41,137	39,465	36,133

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Retained
	Shares	Warrants	Capital	Earnings/(Accumulated Deficit)	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	2,761	—	2,761
Payment of tax withholding for RSUs	(147,108)	—	(455)	—	(455)
Restricted shares issued	455,303	—	100	—	100
Employee share purchases	109,943	—	399	—	399
Net income	—	—	—	(182,678)	(182,678)
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	2,275	—	2,275
Payment of tax withholding for RSUs	(204,486)	—	(363)	—	(363)
Restricted shares issued	585,401	—	—	—	—
United Stock Issuance	4,042,061		9,782		9,782
Employee share purchases	140,453	—	284	—	284
Net loss	—	—	—	(120,116)	(120,116)
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	1,329	—	1,329
Payment of tax withholding for RSUs	(112,698)	—	(138)	—	(138)
Restricted shares issued	448,719	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net loss	—	—	—	(91,015)	(91,015)
Balance at September 30, 2024	41,331,719	4,899,497	$272,376	$(162,134)	$110,242

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net (Loss)/Income	$(91,015)	$(120,116)	$(182,678)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	40,041	60,359	81,508
Stock compensation expense	1,329	2,275	2,761
Unrealized loss/(gain) on investments, net	6,145	(5,408)	13,715
Realized gain on investments, net	(8,032)	—	—
Deferred income taxes	(242)	(9,304)	(52,221)
Amortization of deferred credits	(1,067)	1,535	(852)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	8,334	6,324	9,681
Asset impairment	73,709	54,343	171,824
(Gain)/Loss on sale of assets	682	(7,162)	(4,723)
Loss/(Gain) on extinguishment of debt	(2,954)	1,505	397
Gain on debt forgiveness	(10,500)	—	—
Other	4,277	2,236	867
Changes in assets and liabilities:
Receivables	2,990	(4,275)	(811)
Expendable parts and supplies	(1,334)	(2,530)	(2,882)
Prepaid expenses and other operating assets and liabilities	4,126	(769)	(679)
Accounts payable	13,742	496	(2,772)
Deferred heavy maintenance, net	(1,637)	(1,382)	(8,066)
Deferred revenue	(11,068)	(3,020)	(10,432)
Accrued expenses and other liabilities	7,281	(3,938)	(3,175)
Operating lease right-of-use assets and liabilities	(563)	4,740	1,900
Net cash provided by (used in) operating activities	34,244	(24,091)	13,362

Cash flows from investing activities:
Capital expenditures	(20,313)	(36,641)	(40,814)
Proceeds from (purchases of) investments in equity securities, net	9,617	—	(200)
Proceeds from sale of aircraft and engines, net of transaction costs	158,334	178,644	50,000
Investment transaction costs	(380)	—	—
Receipt (payment) of equipment and other deposits	1,530	282	(7,621)
Net cash provided by investing activities	148,788	142,285	1,365

Cash flows from financing activities:
Proceeds from long-term debt	86,855	60,878	39,811
Principal payments on long-term debt and finance leases	(286,299)	(203,029)	(114,910)
Payments of debt and warrant issuance costs	—	(917)	(2,414)
Proceeds from issuance of common stock under ESPP	30	284	399
Debt prepayment costs	(922)	—	—
Payment of tax withholding for RSUs	(138)	(363)	(455)
Net cash used in financing activities	(200,474)	(143,147)	(77,569)

Net change in cash, cash equivalents and restricted cash	(17,442)	(24,953)	(62,842)
Cash, cash equivalents and restricted cash at beginning of period	36,072	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$18,630	$36,072	$61,025

Supplemental cash flow information
Cash paid for interest	$31,492	$38,410	$24,895
Cash paid for income taxes, net	$—	$419	$487
Operating lease payments in operating cash flows	$4,585	$9,476	$36,262
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$419	$2,919	$6,286
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$—	$65,481	$—
Principal payments in exchange for transfer of equity investment	$12,610	$—	$—
Principal forgiven	$10,500	$—	$—
Acquisition of finance leases	$—	$—	$15,122
Investments in warrants to purchase common stock	$—	$—	$3,260
Accrued capital expenditures	$—	$196	$1,121

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.
Organization and Operations

The Company

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 67 cities in 34 states, Cuba, and Mexico. As of September 30, 2024, Mesa operated a fleet of 67 regional aircraft consisting of 55 E-175 aircraft and 12 CRJ-900 aircraft with approximately 265 daily departures. Mesa’s fleet were conducted under our CPA and FSA, leased to a third party, held for sale or maintained as operational spares during the fiscal year ended September 30, 2024. Mesa operates all of its flights as United Express flights pursuant to the terms of the CPA entered into with United. Prior to the voluntary wind-down of the FSA with DHL on March 1, 2024, Mesa also operated flights as DHL Express flights pursuant to the terms of the FSA. All of the Company’s consolidated contract revenues for the fiscal years ended September 30, 2024 and 2023 were derived from operations associated with the United CPA, DHL FSA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). The Company also generated contract revenues for the fiscal year ended September 30, 2023 from the Company's CPA with American prior to the wind-down and termination of the American CPA on April 3, 2023.

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

Liquidity and Going Concern

During our fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the fiscal year ended September 30, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $91.0 million, primarily due to impairment expense of $73.7 million related to held for sale assets during the year. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-K.

To address such concerns, management developed and implemented certain material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the year ended September 30, 2024, and through the date of issuance of the financial statements.

•
On April 4, 2025, the Company entered into the Three Party Agreement between United, Republic, and the Company, which provides for, among other things, the following, each subject to the completion of the Merger Agreement:
o
Termination of the United CPA.

o
The Company to sell or dispose of all remaining Eligible Assets (as defined in the Three Party Agreement).
o
The Company to extinguish all remaining debt with cash and sale of assets. Any remaining debt will be assumed by the surviving corporation or forgiven by United.
o
A three percent (3%) increase in CPA block hour rates, retroactive to January 1, 2025.
o
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed in Note 17).
•
On April 4, 2025, we entered into the Sixth Amendment to the Third Amended and Restated Capacity Purchase Agreement with United which provides for the following:
o
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments, retroactive to January 1, 2025, through March 31, 2026.
o
The extension of incentives for achieving certain performance metrics, retroactive to July 1, 2024, through March 31, 2026.
•
On April 4, 2025, we entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On April 3, 2025, we entered into a purchase agreement with a third party which provides for the sale of 23 GE model CF34-8C engines to the third party for expected gross proceeds of $16.3 million, which will be used to pay down our UST Loan.
•
On December 31, 2024, we entered into an Aircraft Purchase Agreement with United which provides for the sale of 18 E-175 aircraft to United for gross proceeds of $227.7 million and net proceeds of $84.7 million after the retirement of debt. Subsequently, we closed the sale of all 18 aircraft to United.
•
On December 30, 2024, we received notice from United that $4.5 million of our Effective Date Revolving Loan balance under our United Revolving Credit Facility has been forgiven for achieving certain operational performance metrics outlined in the United CPA.
•
On December 24, 2024, we entered into a purchase agreement with a third party which provides for the sale of 15 CRJ-900 airframes to the third party for expected gross proceeds of $19.0 million, which will be used to pay down our UST Loan. On April 3, 2025, the purchase agreement was amended to include an additional 14 CRJ-900 airframes to be sold to the third party for expected gross proceeds of $9.1 million. The total expected gross proceeds of $28.1 million will be used to pay down our UST Loan.
•
On December 23, 2024, we entered into an agreement with the UST to lower the minimum CCR covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0. The agreement also requires the Company to use its reasonable best efforts to cause counterparties to all Receivables (as defined in the Treasury Loan) (whether or not constituting “Eligible Receivables” (as defined in the Treasury Loan)) of the Company to be paid to the Eligible Receivables Account (as defined in the Treasury Loan). Receivables generated from the sale of assets that are not Collateral (as defined in the Treasury Loan) are excluded from the scope of the foregoing requirement. As a result of the lower CCR covenant, we are in compliance with this covenant as of September 30, 2024. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025 through the maturity date of the loan.

•
On December 23, 2024, we entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.
•
On December 23, 2024, we entered into the Fourth Amendment to our Third Amended and Restated United CPA which provides for the following:
o
Amended certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).
o
Added provisions relating to the reimbursement by United of up to $14.0 million of pilot training costs incurred by the Company with respect to its E-175 aircraft.
•
On September 25, 2024, we reached an agreement with United which provides for, among other things, the commitment to buy our two CRJ-700 aircraft out of their lease with GoJet and to purchase such aircraft for total proceeds of $11.0 million, $4.5 million of which will pay down the outstanding obligations. Subsequent to September 30, 2024, we closed the sale of the two CRJ-700 aircraft to United.
•
Based on the most recent appraisal value of our spare parts, we have $12.4 million of borrowing capacity under our United Revolving Credit Facility.
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

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On December 23, 2024, the Company entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver for the financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024. Further, on April 4, 2025, the Company entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026. As of the issuance of this Form 10-K, we are in compliance with all financial covenants.

As of September 30, 2024, the Company had $50.5 million of principal maturity payments on long-term debt due within the next twelve months. Additionally, all outstanding principal amounts of $113.7 million as of September 30, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations. As of September 30, 2024, the Company is in compliance with all financial covenants. See Sources and Uses of Cash in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 67 aircraft for United. During the fiscal year ended September 30, 2024, United began exercising its right under Section 2.4(a) of the United CPA to remove CRJ-900 Covered Aircraft (as defined in the United CPA). 14 CRJ-900 aircraft were removed from the CPA, and the remaining 12 will be removed from the CPA by the end of February 2025. As of September 30, 2024 we operated 55 E-175 and 12 CRJ-900 aircraft under our United CPA. Under the United CPA, United owns 42 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028, and the 18 E-175 aircraft owned by us have terms expiring in 2028.

In exchange for providing flight services under our United CPA, we receive a fixed monthly minimum amount per aircraft under contract plus certain additional amounts based upon the number of flights and block hours flown and the results of certain performance metrics. United also reimburses us for certain costs on an actual basis, including property tax per aircraft and passenger liability insurance. Other expenses, including fuel and certain landing fees, are directly paid to suppliers by United.

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

Subsequent to September 30, 2024, we amended our United CPA, providing for the following:

•
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments through March 31, 2026.
•
The extension of incentives for achieving certain performance metrics through March 2026.
•
The commitment of a combined fleet of 60 CRJ-900 and E-175 aircraft through February 2025, and an entirely E-175 fleet by March 2025.
•
Reimbursement of up to $14.0 million of expenses related to the transition to an entirely E-175 fleet.
•
Amendment of certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).

On January 11, 2024 and January 19, 2024, we entered into the January 2024 United CPA Amendments which provide for the following:

•
Increased CPA rates, retroactive to October 1, 2023 through December 31, 2024.
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

DHL Flight Services Agreement

On December 20, 2019, we entered into a FSA with DHL (the “DHL FSA”). Under the terms of the DHL FSA, we operated four Boeing 737 aircraft to provide cargo air transportation services. In exchange for providing cargo flight services, we received a fee per block hour with a minimum block hour guarantee. We were eligible for a monthly performance bonus or subject to a monthly penalty based on timeliness and completion performance. Ground support expenses including fueling and airport fees were paid directly by DHL. On March 15, 2024, we entered into Amendment No. 3 to our DHL FSA which provided for the wind-down and termination of our flight operations on behalf of DHL. As part of this Amendment, we received $1.0 million for wind-down and associated costs.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company generated a net loss of $91.0 million and had cash flow provided by operations of $34.2 million for the year ended September 30, 2024. As of September 30, 2024, the Company had a working capital deficit of $113.2 million, an accumulated deficit of $162.1 million, and cash and cash equivalents of $15.6 million.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, issuing debt, entering into other financing arrangements, restructuring of operations to grow revenues and decrease expenses, or the sale of assets.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, "Segment Reporting," we are not organized around specific services or geographic regions. We currently operate in one service line providing scheduled flying services in accordance with our CPA.

While we operate under our CPA, we do not manage our business based on any performance measure at the individual contract level. As of September 30, 2024, our chief operating decision maker ("CODM") was the Chief Executive Officer. Our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. Our CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.0 million and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Cash, cash equivalents and restricted cash consist of the following:

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$15,621	$32,940
Restricted cash	3,009	3,132
Total cash, cash equivalents and restricted cash	$18,630	$36,072

Expendable Parts and Supplies

Expendable parts and supplies are stated at cost, less an allowance for obsolescence. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance for expendable parts account was $4.7 million and $4.1 million as of September 30, 2024 and 2023, respectively.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets at the CPA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. Due to operating losses and the removal of CRJ-900 aircraft from the United CPA, we evaluated our United fleet as of September 30, 2024, and determined that future cash flows from the operation of our fleet through the remaining useful life exceeded the carrying value of the fleet. As such, no impairment expenses were recorded to our fleet. The Company did not recognize impairment expenses to our fleet during the fiscal years ended September 30, 2024 and 2023, and recognized $109.7 million in impairment on property and equipment and other long-lived assets for the fiscal year ended September 30, 2022.

Assets Held for Sale

We classify assets as held for sale when (i) our management approves and commits to a formal plan of sale that is probable of being completed within one year; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer has been initiated; (iv) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. If the market value, less costs to sell, is lower than the current carrying value, an impairment loss is recorded on the asset designated as held for sale. The Company recognized impairment expenses of $73.7 million, $50.6 million, and $62.1 million on assets designated as held for sale for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. See Note 6 – “Assets Held for Sale” for further discussion of our assets classified as held for sale as of September 30, 2024

Fair Value Measurements

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

Other Assets

Other noncurrent assets primarily consist of a contract asset related to the issuance of equity to United as part of the United CPA. Upon entering into the United CPA and issuing equity to United, the Company recorded the contract asset at fair value of the shares issued to United. The contract asset is amortized as a reduction of revenue over the term of the CPA.

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

Revenue Recognition

The Company recognizes revenue when the service is provided under its CPA. Under the CPA, United generally pays a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contract also includes reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger liability insurance as well as aircraft property taxes and other flight service expenditures defined in our agreement. Additionally, for the E-175 aircraft owned by United, the CPA provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its CPA for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreement. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under the CPA is presented as the gross amount billed to United. Due to United's ownership in the Company (9.8% as of September 30, 2024), revenue recognized under the United CPA is considered related party revenue.

Under the United CPA, the Company has committed to perform various activities that can be generally classified into in-flight services and maintenance services. When evaluating these services, the Company determined that the nature of its promise is to provide a single integrated service, flight services, because its contracts require integration and assumption of risk associated with both services to effectively deliver and provide the flights as scheduled over the contract term. Therefore, the in-flight services and maintenance services are inputs to that combined integrated flight service. Both services occur over the term of the agreement and the performance of maintenance services significantly affects the utility of the in-flight services. The Company's individual flights flown under the CPA are deemed to be distinct and the flight service promised in the CPA represents a series of services that is accounted for as a single performance obligation. This single performance obligation is satisfied over time as the flights are completed. Therefore, revenue is recognized when each flight is completed.

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

A portion of the Company's compensation under its CPAs with United and previously American is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized $123.0 million, $144.7 million, and $158.4 million of lease revenue for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity of the total service provided.

The Company's CPA is renewable periodically and contain provisions pursuant to which the parties could terminate their respective agreements, subject to certain conditions, as described in Note 1. The CPA also contains terms with respect to covered aircraft, services provided, and compensation as described in Note 1. The CPA is amended from time to time to change, add, or delete terms of the agreements.

The Company's revenues could be impacted by a number of factors, including amendment or termination of its CPA, contract modifications resulting from contract renegotiations, its ability to earn incentive payments contemplated under applicable agreements, and settlement of reimbursement disputes with United. In the event contracted rates are not finalized at a quarterly or annual financial statement date, the Company evaluates the enforceability of its contractual terms and when it has an enforceable right, it estimates the amount the Company expects to be entitled subject to the variable constraint guidance under ASC 606.

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance. The deferred revenue balance as of September 30, 2024 of $9.6 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term). Deferrals of revenue and recognition of previously deferred revenue during fiscal year 2024 are shown below:

Revenue Deferred/(Recognized)
Deferred revenue as of September 30, 2023	$21,047
Fixed revenue deferrals	3,633
Pass-through revenue deferrals	2,002
Previously deferred fixed revenue recognized	(12,653)
Previously deferred pass-through revenue recognized	(4,390)
Deferred revenue as of September 30, 2024	$9,639

Contract Liabilities

Contract liabilities consist of deferred credits representing upfront payments received from United related to aircraft modifications associated with the CPA and pilot training. The deferred credits are recognized over time depicting the pattern of transfer of the related services over the term of the CPA.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets, respectively. The Company's total current and non-current deferred credit balances at September 30, 2024 and September 30, 2023 were $4.1 million and $5.1 million, respectively. The Company recognized $1.8 million, $1.7 million, and $0.9 million of the deferred credits within contract revenue in the consolidated statements of operations and comprehensive loss during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration, flight service personnel training costs, and the issuance of stock. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balance at September 30, 2024 and September 30, 2023 was approximately $6.1 million and $8.8 million, respectively. Contract cost amortization was approximately $2.7 million, $1.0 million, and zero for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was approximately $3.2 million, $3.1 million, and $1.9 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. At September 30, 2024 and September 30, 2023, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of approximately $6.4 million and $8.0 million, respectively. The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred.

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

Engine overhaul expense totaled approximately $23.0 million, $32.4 million, and $23.6 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively, of which approximately $23.5 million, $31.9 million, and $21.7 million, respectively, was pass-through expense. The Company received approximately $0.5 million from an insurance claim reimbursement during fiscal year 2024 which was net against engine overhaul expense. Airframe C-check expense totaled approximately $22.9 million, $23.4 million, and $22.1 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively, of which approximately $16.3 million, $16.9 million, and $3.2 million, respectively, was pass-through expense.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets, including ROU assets, at the CPA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. As all of our aircraft leases besides short-term aircraft leases are leased to us from United at nominal amounts and not recorded on our books, we did not assess leased aircraft for impairment. The Company did not record impairment losses for the fiscal years ended September 30, 2024 and 2023, and recorded a $10.5 million impairment loss for the fiscal year ended September 30, 2022.

As a lessee, we have elected a short-term lease practical expedient on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to leases with terms of 12 months or less.

Our CPA identifies the "right of use" of a specific type and number of aircraft over a stated period-of-time. A portion of the compensation under our CPA is designed to reimburse the Company, as lessor, for certain aircraft ownership costs of these aircraft. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United under our United CPA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than nominal leases with United, approximately 7% of our aircraft are leased from third parties, all of which are short-term leases. Our aircraft classified as operating leases results in rental payments being charged to expense over the term of the related leases. In the event that we or United decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

3.
Contract Revenue and Pass-through and Other Revenue

The Company recognizes contract revenue when the service is provided under its CPA. Under the CPA, United generally pays for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion, on-time performance, and other operating metrics. The Company’s performance obligation is met when each flight is completed, and revenue is recognized and reflected in contract revenue.

The Company recognizes pass-through revenue when the service is provided under its CPA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability insurance, property taxes, other direct costs defined within the CPA, and major maintenance on aircraft leased at nominal rates. The Company’s performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance, including amounts that are refundable. The Company recognized approximately $11.4 million and $3.0 million of previously deferred revenue during the fiscal years ended September 30, 2024 and 2023, respectively, which was billed to and paid by United as well as American prior to the wind-down of the American CPA during fiscal year 2023. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of September 30, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending
September 30,	Total Revenue
2025	$3,932
2026	2,259
2027	2,224
2028	1,192
Thereafter	32
Total	$9,639

A portion of the Company's compensation under its CPA with United is designed to reimburse the Company for certain aircraft ownership costs. Such costs include aircraft principal and interest debt service costs, aircraft depreciation, and interest expense or aircraft lease expense costs while the aircraft is under contract. The Company has concluded that a component of its revenue under this agreement is deemed to be lease revenue, as the agreement identifies the "right of use" of a specific type and number of aircraft over a stated period-of-time. We account for the non-lease component under ASC 606 and account for the lease component under ASC 842. We allocate the consideration in the contract between the lease and non-lease components based on their stated contract prices, which is based on a cost basis approach representing our estimate of the stand-alone selling prices.

The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized approximately $123.0 million, $144.7 million, and $158.4 million of lease revenue for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

The Company entered into lease agreements with GoJet Airlines LLC (“GoJet”) to lease CRJ-700 aircraft as of September 30, 2021. The lease agreements are accounted for as operating leases and had a term of nine years beginning on the delivery date of each aircraft. Under the lease agreements, GoJet pays fixed monthly rent per aircraft and variable lease payments for supplemental rent based on monthly aircraft utilization at fixed rates. Supplemental rent payments are subject to reimbursement following GoJet’s completion of qualifying maintenance events defined in the lease agreements. Lease revenue for fixed monthly rent payments is recognized on a straight-line basis within contract revenue. Lease revenue for supplemental rent is deferred and recognized within contract revenue when it is probable that amounts received will not be reimbursed for future qualifying maintenance events over the lease term. Subsequent to September 30, 2024, we entered into an agreement with United to buy the remaining aircraft out of their lease with GoJet.

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

5.
Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions. As of September 30, 2024, the Company had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Substantially all of the Company's consolidated revenue for the fiscal year ended September 30, 2024 was derived from the United CPA. Fiscal years ended September 30, 2023 and 2022 also generated substantial revenue from the American CPA. A large portion of the Company's receivables at the end of September 30, 2024 and 2023 was also derived from the United CPA.

Amounts billed by the Company under the United CPA are subject to the Company's interpretation of the applicable agreement and are subject to audit by United. Periodically, United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of

United. As such, the Company reviews amounts due based on historical collection trends, the financial condition of United, and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was not material at September 30, 2024 and 2023, respectively. If the Company's ability to collect these receivables and the financial viability of our major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American accounted for zero, 23%, and 45% of the Company's total revenue for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. United accounted for approximately 97%, 73%, and 48% of the Company's total revenue for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. A termination of the United CPA would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

Significant vendors are those which represent more than 10% of the Company's total purchases during the year. The Company had two vendors, AAR and Standard Aero Holdings, Inc. ("Standard Aero") which individually represented more than 10% of the Company's purchases during the fiscal year ended September 30, 2024. AAR and Standard Aero accounted for approximately 18% and 11% of the Company's purchases during the year, respectively. A change to the operations of the Company's significant vendors could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

6. Assets Held for Sale

During the fiscal year ended September 30, 2024, management continued our plan to sell certain of our CRJ-900 aircraft and related parts. The Company completed the sale of 15 CRJ-900 aircraft that were held for sale as of September 30, 2023. Management determined that eight additional CRJ-900 aircraft, 26 CRJ-900 airframes (without engines), 77 GE Model CF34-8C engines, two CRJ-700 aircraft, and certain spare parts met the criteria to be classified as assets held for sale during the fiscal year ended September 30, 2024. We have a total of 26 airframes, 55 engines, two CRJ-700 aircraft, and certain spare parts classified as held for sale as of September 30, 2024. These assets are presented separately in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale, excluding agreed upon purchase offers, are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. The Company recorded a total of $73.7 million of impairment associated with held for sale assets during the fiscal year ended September 30, 2024.

As of September 30, 2023, the Company had 15 CRJ-900 aircraft classified as held for sale. During the fiscal year ended September 30, 2024, the Company closed the sale of all 15 aircraft (seven of the aircraft were split up as seven airframes and 14 engines and sold to separate third parties) for gross proceeds of $71.5 million.

During the fiscal year ended September 30, 2024, the Company entered into the following agreements:

•
15 airframes (including the seven noted above) to a third party for gross proceeds of $18.8 million which were used to pay off our RASPRO finance lease obligations. The transaction is complete as of September 30, 2024.
•
30 engines (including the 14 noted above) to a third party for expected gross proceeds of $19.5 million. We have closed the sale of 29 of the engines as of September 30, 2024 for gross proceeds of $18.9 million, which were used to pay off our RASPRO finance lease obligations. We expect to close the sale of the remaining engine by the end of February 2025 for gross proceeds of $0.7 million.

•
23 engines to a third party for expected gross proceeds of $11.5 million. We have closed the sale of three of the engines as of September 30, 2024 for gross proceeds of $1.5 million, which were used to pay down our UST Loan.
•
12 engines to a third party for gross proceeds of $54.2 million. This transaction is complete as of September 30, 2024.
•
Nine engines to a third party for expected gross proceeds of $8.8 million. This transaction is expected to be completed by September 30, 2024.
•
14 engines to a third party for expected gross proceeds of $24.7 million. We have closed the sale of eight of the engines as of September 30, 2024 for gross proceeds of approximately $12.9 million and net proceeds of approximately $4.4 million after the paydown of debt.
•
Two CRJ-700 aircraft to United for expected gross proceeds of $11.0 million. This transaction is expected to be completed by December 31, 2024.

Additionally it was determined that 26 airframes, 19 engines, and certain spare parts without an active purchase agreement met the criteria to be classified as held for sale. The Company expects to complete a sale of each of these assets within the next 12 months.

As of September 30, 2024, the Company had 26 CRJ-900 airframes, 55 engines, two CRJ-700 aircraft, and certain spare parts that were classified as assets held for sale with a net book value of $92.3 million, $5.7 million of which is classified as current assets on our condensed consolidated balance sheet and $86.6 million of which is classified as noncurrent assets on our condensed consolidated balance sheet.

7. Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheets as of September 30, 2024 and 2023, consisted of the following (in thousands):

	September 30,	September 30,
	2024	2023
Expendable parts and supplies, net:
Expendable parts and supplies	$39,089	$39,630
Less: expendable parts warranty	(6,079)	(6,295)
Less: obsolescence	(4,738)	(4,090)
	$28,272	$29,245
Prepaid expenses and other current assets:
Prepaid aviation insurance	$740	$3,176
Prepaid vendors	966	143
Prepaid other insurance	1,066	1,205
Lease incentives	143	1,125
Prepaid fuel and other	456	1,645
	$3,371	$7,294
Property and equipment, net:
Aircraft and other flight equipment	$591,421	$1,039,782
Other equipment	9,503	9,421
Total property and equipment	600,924	1,049,203
Less: accumulated depreciation	(174,573)	(351,181)
	$426,351	$698,022
Other assets:
Investments in equity securities	$300	$20,320
Lease incentives	812	954
Contract asset	6,081	8,756
Other	516	516
	$7,709	$30,546
Other accrued expenses:
Accrued property taxes	$4,650	$5,281
Accrued interest	2,997	3,447
Accrued vacation	7,421	6,763
Accrued lodging	4,433	3,984
Accrued maintenance	2,493	2,117
Accrued employee benefits	1,075	1,450
Accrued fleet operating expense	2,751	650
Other	6,488	3,309
	$32,308	$27,001
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	1,050	1,050
Long-term employee benefits	485	429
Other	1,819	1,818
	$28,579	$28,522

Depreciation Expense on Property and Equipment

Depreciation expense on property and equipment totaled $40.0 million, $60.2 million, and $80.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

The fair values of the Company’s investments in Archer are Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $2.7 million unrealized loss and a $5.6 million unrealized gain on the investment in Archer during the fiscal years ended September 30, 2024 and 2023, respectively. During the fiscal year ended September 30, 2024, the Company sold substantially all of its shares of Archer for approximately $9.6 million in proceeds and recorded a $0.8 million gain on the sale.

In connection with a negotiated forward purchase contract for fully electric aircraft executed in July 2021, we obtained $5.0 million of preferred stock in Heart Aerospace Incorporated (“Heart”), a privately held company. Our investment in Heart does not have a readily determinable fair value, so we account for the investment using the measurement alternative under ASC 321 and measure the investment at initial cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We consider a range of factors when adjusting the fair value of these investments, including, but not limited to, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, financing transactions subsequent to the acquisition of the investment, or other features that indicate a change to fair value is warranted. Any changes in fair value from the initial cost of the investment in preferred stock are recognized as increases or decreases on our balance sheet and as net gains or losses on investments in equity securities. The initial investment in preferred stock was measured at cost of $5.0 million. During the fiscal year ended September 30, 2024, the Company transferred its vested investment in Heart to United in exchange for $12.6 million in debt reduction, and realized a gain on the investment of $7.2 million, net of transaction costs.

In connection with a negotiated forward purchase contract for hybrid-electric vertical takeoff and landing (“VTOL”) aircraft executed in February 2022, we obtained a warrant giving us the right to acquire a number of shares of common stock in the privately-held manufacturer of the VTOL aircraft. These investments did not have a readily determinable fair value, so we originally accounted for them using the measurement alternative under ASC 321, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments from the same issuer. We estimated the initial warrant asset value to be $3.2 million based on prices of similar investments in the same issuer. The grant date value of the warrants, $3.2 million, was recognized as a vendor credit liability within other noncurrent liabilities. The liability related to the warrant assets will be settled in the future, as a reduction of the acquisition date value of the VTOL aircraft contemplated in the related forward purchase agreement.

On March 12, 2024, the privately-held manufacturer of the VTOL aircraft, XTI Aerospace, Inc. ("XTIA"), and its merger subsidiary completed their merger agreement, and began trading as XTIA on the Nasdaq Composite on March 13, 2024, resulting in a readily determinable fair value on our investment in XTIA. The fair values of the Company's investments in XTIA are now Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $3.5 million unrealized loss on the investment in XTIA during the fiscal year ended September 30, 2024. The total value of the investment in XTIA is $0.1 million as of September 30, 2024.

Total net unrealized (loss)/gain on our investments in equity securities totaled $(6.1) million and $5.4 million for the fiscal years ended September 30, 2024 and 2023, respectively, and are reflected in unrealized (loss)/gain on investments, net in our condensed consolidated statements of operations and comprehensive loss. Total realized gain on our investments in equity securities totaled $8.0 million, net of transaction costs, for the fiscal year ended September 30, 2024, and are reflected in gain on investments in our condensed consolidated statements of operation and comprehensive loss. There was no realized gain or loss on investments in equity securities during the fiscal year ended September 30, 2023. As of September 30, 2024 and September 30, 2023, the aggregate carrying amount of our investments in equity securities was $0.3 million and $20.3 million, respectively, and the carrying amount of our investments without readily determinable fair values was $0.3 million and $8.8 million, respectively.

8. Fair Value Measurements

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2024 and 2023.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at September 30, 2024 and 2023 because of the immediate or short-term maturity of these financial instruments.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	September 30, 2024		September 30, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$315.2	$305.3	$538.3	$493.6

(1)
Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9. Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of September 30, 2024 and 2023, consisted of the following (in thousands):

	September 30,	September 30,
	2024	2023
Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	$—	$39,018
Notes payable to secured parties, due in semi-annual installments, interest based on fixed interest of 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	85,469	108,815
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	73,884	90,401
United Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	37,520	40,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	—	10,500
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2027, collateralized by the underlying equipment	4,681	67,637
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	—	1,075
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2027, collateralized by the underlying equipment	—	41,098
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	113,656	139,100
Gross long-term debt, including current maturities	315,210	538,274
Less unamortized debt issuance costs	(2,395)	(5,083)
Less notes payable warrants	(2,544)	(4,913)
Net long-term debt, including current maturities	310,271	528,278
Less current portion, net of unamortized debt issuance costs	(50,455)	(163,550)
Net long-term debt	$259,816	$364,728

Principal maturities of long-term debt as of September 30, 2024, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2025	$51,085
2026	166,454
2027	52,552
2028	30,869
2029	14,250
$315,210

The net book value of collateralized aircraft and equipment as of September 30, 2024 was $438.4 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. $23.3 million in principal payments were made during the year, and as of September 30, 2024, Mesa had $85.5 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

United Revolving Credit Facility

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 ("Amendment No. 1"), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.5 million plus fees and expenses, which is due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10.5 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from January 2023 through December 2024. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the fiscal year ended September 30, 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15.0 million achieved was recognized as a deemed prepayment and recorded as a gain on debt forgiveness. $4.5 million of the deemed prepayment remained outstanding as of September 30, 2024.

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

On January 11, 2024 and January 19, 2024, we entered into the January 2024 United CPA Amendments providing for the following:

•
The repayment in full of the Company's $10.5 million Effective Date Bridge Loan obligations, and the prepayment (and corresponding reduction) of approximately $2.1 million in Revolving Loans (as defined therein), with the proceeds from the sale, assignment, or transfer of the Company's vested investment in Heart.
•
As a result of the repayment of the Effective Date Bridge Loan and pay down of the Revolving Loans, the shares of capital stock of Archer held by the Company were released as collateral for the United credit facility.
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

As of July 16, 2024, the Company was not in compliance with a financial covenant related to a minimum liquidity requirement of $15.0 million of cash and cash equivalents associated with its Second Amended and Restated Credit and Guaranty Agreement with United. On December 23, 2024, the Company entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver for the financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024. As of the issuance of this Form 10-K, we are in compliance with all financial covenants.

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

As of September 30, 2024, Mesa has $113.7 million outstanding under the Treasury Loan. $25.4 million in principal payments were made during the year.

10. Loss Per Share

Calculations of net loss per common share were as follows (in thousands, except per share data):

	Year Ended September 30,
	2024	2023	2022
Net loss	$(91,015)	$(120,116)	$(182,678)
Basic weighted average common shares outstanding	41,137	39,465	36,133
Diluted weighted average common shares outstanding	41,137	39,465	36,133
Net loss per common share attributable to Mesa Air Group:
Basic	$(2.21)	$(3.04)	$(5.06)
Diluted	$(2.21)	$(3.04)	$(5.06)

Basic loss per common share is computed by dividing net loss attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of unvested restricted stock and warrants would have an anti-dilutive effect.

The following number of weighted-average potentially dilutive shares (in thousands) were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Year Ended September 30,
	2024	2023	2022
Warrants	—	—	758
Restricted stock	—	—	106
	—	—	864

11. Common Stock

In connection with the Treasury Loan and as partial compensation to the U.S. Treasury for the provision of financial assistance under the Treasury Loan, the Company issued warrants to the U.S. Treasury to purchase shares of the Company’s common stock, no par value, at an exercise price of $3.98 per share (the “Exercise Price”), which was the closing price of the common stock on The Nasdaq Stock Market on April 9, 2020. The warrants were issued pursuant to the terms of a Treasury Warrant Agreement entered into by the Company and the U.S. Treasury. The exercise price and number of warrant shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at the Company’s option. The warrants are accounted for within equity at a grant date fair value determined under the Black-Scholes Option Pricing Model. As of September 30, 2024, 4,899,497 warrants were issued and outstanding. Subsequent changes in fair value are not recognized as long as the warrants outstanding continue to be classified in equity.

The Company has not historically paid dividends on shares of its common stock. Additionally, the UST Loan contains restrictions that limit the Company's ability to or prohibit it from paying dividends to holders of its common stock.

12. Income Taxes

The provision for income taxes consists of the following:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Current
Federal	$—	$—	$—
State	761	560	231
	$761	$560	$231
Deferred
Federal	(494)	(7,392)	(47,879)
State	252	(1,913)	(4,342)
	$(242)	$(9,305)	$(52,221)
Provision/(Benefit) for income taxes	$519	$(8,745)	$(51,990)

The reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Income tax (benefit) provision at federal statutory rate	$(19,004)	$(26,555)	$(49,280)
(Reduction) increase in income taxes resulting from:
State taxes, net of federal tax benefit	(1,321)	(2,062)	(3,953)
Nondeductible stock compensation expenses	173	313	251
Permanent items	232	225	206
Change in valuation allowances	20,141	18,201	(22)
162(m) limitation	67	285	11
Impact of changing rates on deferred tax assets	501	499	(247)
Expired tax attributes	(612)	200	964
Other	342	149	80
Income tax provision (benefit)	$519	$(8,745)	$(51,990)

The components of the Company's deferred taxes as of September 30, 2024 and 2023 are as follows:

	Year Ended September 30,
	2024	2023
	(in thousands)
Net operating loss carryforwards	$114,366	$125,306
Deferred credits	695	1,057
Other accrued expenses	1,562	1,234
Prepaids and other	252	556
Warrant liabilities	5,767	5,748
Other reserves and estimated losses	1,090	937
Operating lease liabilities	2,306	2,991
Deferred revenue	2,217	4,829
Interest expense carryforward	9,258	6,457
Gross deferred tax assets	$137,512	$149,115
Less: valuation allowance	(41,648)	(21,102)
Total net deferred tax assets	$95,864	$128,013

Operating lease right-of-use assets	(1,883)	(2,475)
Property and equipment	(102,253)	(131,805)
Unrealized loss/(gain) on equity investments	98	(2,148)
Total deferred tax liabilities	$(104,037)	$(136,427)
Net deferred tax liabilities	$(8,173)	$(8,414)

The Company has federal and state income tax net operating losses (“NOL”) carryforwards of $511.7 million and $226.9 million, which expire in fiscal years 2027-2038 and 2024-2044, respectively. Approximately $194.2 million of our federal NOL carryforwards are not subject to expiration. These NOL carryovers are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act. The Company also has $41.7 million of interest expense carryovers as a result of 163j limitations as of September 30, 2024.

The Company cannot conclude that it is more likely than not that the benefit from certain federal and state NOL carryforwards will not be realized. In recognition of this uncertainty, the Company has provided a valuation allowance of $41.6 million as of September 30, 2024 and $21.1 million as of September 30, 2023 on the deferred tax assets related to these NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009. Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. The Company completed an update to the analysis of any potential limitation on the use of its net operating losses under Section 382 for the fiscal year ended September 30, 2024. Based on such analysis, the Company does not believe any ownership changes during the review period will further limit its ability to use its current net operating losses to offset future taxable income, if any.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended September 30,
	2024	2023
	(in thousands)
Unrecognized tax benefits — October 1	$4,866	$4,866
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in prior period	—	—
Unrecognized tax benefits — September 30	$4,866	$4,866

The Company’s unrecognized tax benefits of $4.9 million and $4.9 million as of September 30, 2024 and 2023, respectively, is included as an offset to the net deferred tax asset balance. If recognized, the balance of the uncertain tax benefits would impact the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carryforwards.

We are subject to taxation in the United States and various states. As of September 30, 2024, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2004.

13. Share-Based Compensation

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

The restricted stock activity for our years ended September 30, 2024, 2023, and 2022 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2021	1,006,206	$6.22
Granted	718,959	$3.20
Vested	(455,303)	$6.13
Forfeited	(97,369)	$2.97
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	495,087	$2.43
Vested	(585,755)	$4.58
Forfeited	(344,934)	$4.05
Restricted shares unvested at September 30, 2023	736,891	$3.35
Granted	738,998	$1.55
Vested	(448,726)	$3.82
Forfeited	(51,748)	$2.21
Restricted shares unvested at September 30, 2024	975,415	$1.83

As of September 30, 2024, there was $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. The Company recognizes forfeitures of share-based awards as they occur. Share-based compensation expense for the years ended September 30, 2024, 2023, and 2022 was approximately $1.3 million, $2.3 million, and $2.8 million, respectively. Share-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The Company repurchased 112,698 shares of its common stock for approximately $0.1 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2024. The Company repurchased 204,486 shares of its common stock for approximately $0.4 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2023. During the fiscal year ended September 30, 2022, the Company repurchased 147,108 shares of its common stock for approximately $0.5 million to cover the income tax obligation on vested employee equity awards.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of September 30, 2024, eligible employees purchased and the Company issued an aggregate of 499,962 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP, 55,372 of which were purchased and issued during the current fiscal year. During the fiscal year ended September 30, 2024, the maximum amount of shares was reached and the 2019 ESPP was discontinued.

15. Leases

At September 30, 2024, the Company leased 32 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The operating leases require the Company to pay taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $13.9 million, $12.2 million, and $43.4 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

At September 30, 2024, the Company leased two aircraft under non-cancelable finance leases. Basic rent on finance leases is paid monthly and at the end of the lease term. At the end of the lease term, the Company has the option to purchase the aircraft and engines for most of the finance leases. These finance leases are reflected as finance lease obligations of $4.7 million on our consolidated balance sheet as of September 30, 2024.

The components of our operating and finance lease costs were as follows (in thousands):

	Year Ended September 30,
	2024	2023
Operating lease costs	$4,309	$8,517
Variable and short-term lease costs	9,545	3,691
Interest expense on finance lease liabilities	3,530	4,492
Amortization expense of finance lease assets	5,163	13,414
Total lease costs	$22,547	$30,114

As of September 30, 2024, the Company’s operating lease right-of-use assets were $7.2 million, the Company’s current maturities of operating lease liabilities were $1.7 million, and the Company’s noncurrent operating lease liabilities were $6.9 million. As of September 30, 2024, the Company’s current portion of finance lease liabilities were $1.8 million, and the Company’s noncurrent finance lease liabilities were $2.9 million.

The Company’s operating lease payments included in operating cash flows for the fiscal years ended September 30, 2024 and 2023 were approximately $4.6 million and $9.5 million, respectively. The Company’s finance lease interest payments included in operating cash flows for the fiscal years ended September 30, 2024 and 2023 were $2.0 million and $1.2 million, respectively. The Company’s finance lease principal payments included in financing cash flows for the fiscal years ended September 30, 2024 and 2023 were $65.3 million and $15.1 million, respectively.

The table below presents the weighted average remaining terms and discount rates for our operating and finance leases as of September 30, 2024:

As of September 30, 2024
Finance leases:
Weighted average remaining lease term	2.7
Weighted average discount rate	5.8%
Operating leases:
Weighted average remaining lease term	6.5
Weighted average discount rate	6.0%

The following table summarizes future minimum rental payments, primarily related to facilities and leased aircraft, required under operating and finance leases that had initial or remaining non-cancelable lease terms as of September 30, 2024 (in thousands):

Periods Ending September 30,	Operating Leases	Finance Leases
2025	$2,273	$1,762
2026	1,613	1,714
2027	1,468	1,206
2028	1,037	—
2029	941	—
Thereafter	3,187	—
Total lease payments	10,519	4,682
Less: imputed interest	(1,929)	—
Amounts recorded in the consolidated balance sheet	$8,590	$4,682

16. Commitments and Contingencies

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

As of September 30, 2024, we believed that the ultimate outcomes of routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

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

17. Subsequent Events

Merger Agreement

On April 4, 2025, the Company entered into the Merger Agreement with Republic. Subject to the terms and conditions of the Merger Agreement, Republic will merge with and into the Company, with the Company continuing as the surviving corporation following the Merger. In connection with the Merger, immediately prior to the Effective Time, the Company will convert from a Nevada corporation to a Delaware corporation pursuant to the Conversion.

Three Party Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into the Three Party Agreement between United, Republic, and the Company, which provides for, among other things, the following, each subject to the completion of the Merger Agreement:

•
Termination of the United CPA.
•
The Company to sell or dispose of all remaining Eligible Assets (as defined in the Three Party Agreement).
•
The Company to extinguish all remaining debt with cash and sale of assets. Any remaining debt will be assumed by the surviving corporation or forgiven by United.
•
A three percent (3%) increase in CPA block hour rates, retroactive to January 1, 2025.
•
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed below).
•
The issuance by the Company (referred to in the Three Party Agreement as the "Primary Issuance") of shares of Company common stock equal to six percent (6%) of the issued and outstanding shares of Company common stock after giving effect to the issuance of Company common stock in the Merger, which shares will (a) first become available to United to the extent of certain financial contributions made by United to the Company at or prior to the effective time of the Merger, (b) second, to the extent of any remainder, become available to the surviving corporation to satisfy certain liabilities, and (c) third, to the extent of any remainder, become available on a pro rata basis to the persons who, as of immediately prior to the effective time of the Merger, held shares of Company common stock.

The foregoing description of the Merger Agreement and the Three Party Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement and the Three Party Agreement, which are attached as Exhibit 2.1 and 10.1, respectively, to the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2025.

Amendments to our Third Amended and Restated United CPA

On April 4, 2025, we entered into the Sixth Amendment to our Third Amended and Restated United CPA which provides for the following:

•
The extension of the CPA rate increases agreed upon in the January 2024 United CPA Amendments, retroactive to January 1, 2025, through March 31, 2026.
•
The extension of incentives for achieving certain performance metrics, retroactive to July 1, 2024, through March 31, 2026.

On December 23, 2024, we entered into the Fourth Amendment to our Third Amended and Restated United CPA which provides for the following:

•
Amended certain scheduled exit dates for our E-175 and CRJ-900 Covered Aircraft (as defined in the United CPA).
•
Added provisions relating to the reimbursement by United of certain pilot training costs incurred by the Company with respect to its E-175 aircraft.

Transfer of Archer Obligations

In connection with the Three Party Agreement, the Company has agreed to transfer all rights and obligations associated with its Archer warrants and aircraft purchase agreement obligations. If the Company is unable to transfer such rights and obligations, the Company will work with United to either cancel or transfer any remaining obligations to United. The Company will be released from its liability associated with Archer obligations due to the transfer due United

Sale of Engines

On April 3, 2025, we entered into an agreement with a third party which provides for the sale of 23 GE model CF34-8C engines to the third party for expected gross proceeds of $16.3 million, which will be used to pay down our UST Loan.

•
The Company expects to record an impairment loss of approximately $14.7 million associated with held for sale accounting treatment of the 23 engines, which will be reflected in our financial statements for fiscal year 2025.

Held for Sale Inventory

Subsequent to September 30, 2024, the Company reclassified certain spare parts related to its CRJ asset fleet to held for sale.

•
The Company expects to record an impairment loss of approximately $25.4 million associated with held for sale accounting treatment of the spare parts, which will be reflected in our financial statements for fiscal year 2025.

Assets Held for Sale

Subsequent to September 30, 2024, the Company closed the sale of four CRJ-900 airframes, 18 GE model CF34-8C engines, and certain spare parts that were classified as held for sale as of September 30, 2024. The Company received $22.4 million in gross proceeds from the sale of such assets, $21.0 million of which was used to pay down our UST Loan.

Aircraft Sale to United and Assumption of EETC Note by United

On December 31, 2024, we entered into an Aircraft Purchase Agreement with United which provides for the sale of 18 E-175 aircraft to United.

•
Subsequent to September 30, 2024, the Company closed the sale of all 18 aircraft to United for gross proceeds of $227.7 million and net proceeds of $84.7 million after the retirement of debt.

The Company recorded a loss of approximately $120.6 million on the sale of the 18 aircraft, which will be reflected in our financial statements for the first and second fiscal quarters of 2025.
•
As part of the sale of the 18 aircraft, United assumed our EETC note with a remaining balance of $73.4 million at the time of assumption.

Forgiveness on Revolving Loan

On December 30, 2024, we received notice from United that $4.5 million of our Effective Date Revolving Loan balance under our United Revolving Credit Facility has been forgiven for achieving certain operational performance metrics outlined in Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement.

Sale of Airframes

On December 24, 2024, we entered into a purchase agreement with a third party which provides for the sale of 15 CRJ-900 airframes to the third party for expected gross proceeds of $19.0 million, which will be used to pay down our UST Loan. On April 3, 2025, the purchase agreement was amended to include an additional 14 CRJ-900 airframes to be sold to the third party for expected gross proceeds of $9.1 million. The total expected gross proceeds of $28.1 million will be used to pay down our UST Loan.

•
The Company expects to record an impairment loss of approximately $6.7 million associated with the reclassification of 29 airframes to held for sale, which will be reflected in our financial statements for fiscal year 2025.

Minimum CCR Covenant

On December 23, 2024, we entered into an agreement with the UST to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0. The agreement also requires the Company to use its reasonable best efforts to cause counterparties to all Receivables (as defined in the Treasury Loan) (whether or not constituting “Eligible Receivables” (as defined in the Treasury Loan)) of the Company to be paid to the Eligible Receivables Account (as defined in the Treasury Loan). Receivables generated from the sale of assets that are not Collateral (as defined in the Treasury Loan) are excluded from the scope of the foregoing requirement. As a result of the lower CCR covenant, we are in compliance with this covenant as of September 30, 2024. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025, through the maturity date of the loan.

Waiver to Second Amended and Restated Credit and Guaranty Agreement

On December 23, 2024, we entered into a Waiver to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period July 1, 2024 to December 23, 2024 and a projected financial covenant default with respect to the period December 24, 2024 to December 31, 2024, each relating to a minimum liquidity requirement under our United Revolving Credit Facility. Additionally, on April 4, 2025, we entered into the Sixth Amendment to Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.

Sale of CRJ-700 Aircraft

Subsequent to September 30, 2024, we completed the sale of two CRJ-700 aircraft to United for gross proceeds of $11.0 million and net proceeds of approximately $6.8 million after the retirement of debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer “CEO” and Chief Financial Officer “CFO”, we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our CEO and CFO, concluded that, as of September 30, 2024, those controls and procedures were not effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of management, we assessed the effectiveness of our internal control over financial reporting at September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2024

Remediation of Prior Year Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weakness in internal control over financial reporting related to the ineffective operation of ITGCs related to access management and program change management, we implemented additional IT monitoring controls and strengthened our process documentation over the access management and program change management domains of ITGCs.

In order to remediate the material weakness in internal control over financial reporting related to the review of debt covenant compliance, the Company now has additional personnel perform debt covenant calculations and review our disclosure controls and procedures.

To further remediate these material weaknesses, management, including the CEO and CFO, have reaffirmed, and re-emphasized the importance of internal controls, control consciousness and a strong control environment. We also continue to review, optimize and enhance our financial reporting controls and procedures. These material weaknesses are considered remediated and management has concluded, through testing, that these enhanced controls are operating effectively.

Subsequent Event Omitted Disclosure

Management's review of controls over required disclosures were not performed at the proper level of precision to detect an omitted disclosure of a subsequent impairment charge of approximately $40.4 million on Form 10-K for the fiscal year ended September 30, 2023. This impairment was disclosed in the financial information as of and for the three months ended December 31, 2023. This omitted disclosure is a material weakness over the review of subsequent event disclosures related to assets classified as held for sale after the balance sheet date but before the report release date and the impairment charge related to those assets.

In order to remediate the material weakness in internal control over financial reporting related to the omitted disclosure, the Company has enhanced subsequent event disclosure controls and now has additional personnel review our subsequent event disclosures. As of September 30, 2024, this material weakness is considered remediated and management has concluded, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the enhancements mentioned above, there were no other changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended September 30, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm for the fiscal years ended September 30, 2024 and 2023 (PCAOB ID: 199 and 49, respectively).

Consolidated Balance Sheets as of September 30, 2024 and 2023

Consolidated Statements of Operations and Comprehensive loss for the fiscal years ended September 30, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2024, 2023, and 2022

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

3.3	Amendment to Second Amended and Restated Bylaws of Mesa Air Group, Inc., effective as of January 13, 2023	8-K	January 13, 2023	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.1#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.3#	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.4#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.5#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated December 2, 2024				X

10.7.1††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.7.2††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021	10-K	December 10, 2021	10.11.4

10.7.3††	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022	10-Q	May 9, 2022	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.7.4††	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022	10-Q	August 8, 2022	10.3

10.7.5††	Fourth Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated August 8, 2022	10-K	December 29, 2022	10.7.5

10.7.6††	Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., Mesa Airlines, Inc., and Mesa Air Group, Inc., dated December 27, 2022	10-Q	February 9, 2023	10.2

10.7.7††	First Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated January 11	10-Q	May 24, 2024	10.10.10

10.7.8††	Second Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated January 19, 2024				X

10.7.9††	Third Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated May 8, 2024				X

10.7.10††	Fourth Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated December 23, 2024				X

10.8††	Aircraft Purchase Agreement between Mesa Airlines, Inc. and United Airlines, Inc. dated September 27, 2022	10-K	December 29, 2022	10.8

10.9.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.9.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.9.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.9.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.9.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021	10-Q	August 9, 2021	10.2.3

10.9.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021	10-K	December 10, 2021	10.12.6

10.9.7††	Amendment No.7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022	10-Q	May 9, 2022	10.12.8

10.9.8††	Amendment No.8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022	10-Q	August 8, 2022	10.12.9

10.9.9††	Amendment No.9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022	10-Q	August 8, 2022	10.12.10

10.9.10††	Amendment No.10 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-K	December 29, 2022	10.9.10

10.9.11	Amendment No.11 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated December 16, 2022	10-Q	February 9, 2023	10.1

10.10.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.10.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.10.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.10.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018	S-1/A	July 30, 2018	10.12.5

10.10.6††	Second Amended and Restated Credit and Guaranty Agreement, among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, NA, dated as of June 30, 2022	10-Q	February 9, 2023	10.6

10.10.7††	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.4

10.10.8††	Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, dated January 27, 2023	10-Q	February 9, 2023	10.5

10.10.9††	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement, dated September 6, 2023	10-K	January 26, 2024	10.11

10.10.10††	Waiver to Second Amended and Restated Credit and Guaranty Agreement, dated December 23, 2024				X

10.11.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.14.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.14.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.14.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.15	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.16.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.16.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.16.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.16.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.16.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.16.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.16.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.16.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.16.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.16.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.16.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.17.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.17.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.17.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.17.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.18.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-K	December 14, 2020	10.22.1

10.18.2	Modification and Waiver Agreement, dated December 22, 2022, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-Q	February 9, 2023	10.3

10.18.3

CCR Modification Agreement dated December 23, 2024, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent

					X

10.19	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021	10-Q	February 9, 2022	10.1

10.20††	Engine Sale and Purchase Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.7

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Marcum LLP				X

23.2	Consent of RSM US LLP				X

23.3	Consent of Ernst and Young LLP				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
97	Clawback Policy				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MESA AIR GROUP, INC.

Date: May 13, 2025	By:	/s/ Michael J. Lotz
Michael J. Lotz
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 13, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	May 13, 2025
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	Chief Financial Officer	May 13, 2025
Michael J. Lotz	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	May 13, 2025
Ellen N. Artist

/s/Mitchell Gordon	Director	May 13, 2025
Mitchell Gordon

/s/Dana J. Lockhart	Director	May 13, 2025
Dana J. Lockhart

/s/Harvey W. Schiller	Director	May 13, 2025
Harvey W. Schiller

/s/Spyridon Skiados	Director	May 13, 2025
Spyridon Skiados