Form 10-Q
period 2024-12-31
MESA AIR GROUP INC
filed 2025-05-19
CIK 810332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38626

MESA AIR GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 North 44th Street, Suite 700 Phoenix, Arizona 85008	85008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (602) 685-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MESA	Nasdaq Capital Market

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

As of May 1, 2025, the registrant had 41,334,433 shares of common stock, no par value per share, issued and outstanding.

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission on May 13, 2025. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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
▪
the financial strength of United and its ability to successfully manage its businesses through potential adverse events impacting the industry
▪
restrictions under our Amended and Restated United CPA to enter into new regional air carrier service agreements, which will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company’s satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (December 31, 2024 is unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$39,980	$15,621
Restricted cash	3,004	3,009
Receivables, net ($1,808 and $1,883 from related party)	5,250	5,263
Expendable parts and supplies, net	29,172	28,272
Assets held for sale	80,723	5,741
Prepaid expenses and other current assets	2,577	3,371
Total current assets	160,706	61,277

Property and equipment, net	203,567	426,351
Lease and equipment deposits	524	1,289
Operating lease right-of-use assets	6,588	7,231
Deferred heavy maintenance, net	5,351	6,396
Assets held for sale	—	86,605
Other assets	6,829	7,709
Total assets	$383,565	$596,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($7,512 and $6,604 from related party)	$143,275	$50,455
Current portion of deferred revenue	4,955	3,932
Current maturities of operating leases	1,430	1,681
Accounts payable	60,932	72,096
Accrued compensation	6,705	12,797
Customer deposits	962	1,189
Other accrued expenses	34,819	32,308
Total current liabilities	253,078	174,458
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($25,505 and $30,914 from related party)	83,786	259,816
Noncurrent operating lease liabilities	6,484	6,863
Deferred credits from related party	2,036	3,020
Deferred income taxes	5,214	8,173
Deferred revenue, net of current portion	10,329	5,707
Other noncurrent liabilities	26,675	28,579
Total noncurrent liabilities	134,524	312,158
Total liabilities	387,602	486,616
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,331,719 (2025) and 41,331,719 (2024) shares issued and outstanding, 4,899,497 (2025) and 4,899,497 (2024) warrants issued and outstanding	272,655	272,376
Accumulated deficit	(276,692)	(162,134)
Total stockholders' equity	(4,037)	110,242
Total liabilities and stockholders' equity	$383,565	$596,858

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2024	2023
Operating revenues:
Contract revenue ($78,569 and $96,412 from related party)	$80,678	$101,100
Pass-through and other revenue	22,555	17,677
Total operating revenues	103,233	118,777

Operating expenses:
Flight operations	35,273	51,818
Maintenance	46,527	48,627
Aircraft rent	1,616	1,204
General and administrative	9,519	12,009
Depreciation and amortization	7,979	13,293
Asset impairment	65,665	40,384
Loss on sale of assets	46,691	386
(Gain) on extinguishment of debt	—	(2,954)
Other operating expenses	760	2,458
Total operating expenses	214,030	167,225
Operating loss	(110,797)	(48,448)
Other expense, net:
Interest expense	(7,064)	(11,160)
Interest income	17	14
Unrealized (loss)/gain on investments, net	(42)	2,451
Gain on debt forgiveness	4,500	—
Other (expense) income, net	(2,900)	157
Total other expense, net	(5,489)	(8,538)
Loss before taxes	(116,286)	(56,986)
Income tax (benefit)/expense	(1,728)	864
Net loss and comprehensive loss	$(114,558)	$(57,850)
Net loss per share attributable to
common shareholders
Basic	$(2.77)	$(1.41)
Diluted	$(2.77)	$(1.41)
Weighted-average common shares outstanding
Basic	41,332	40,940
Diluted	41,332	40,940

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Three Months Ended December 31, 2023
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	427	—	427
Net loss	—	—	—	(57,850)	(57,850)
Balance at December 31, 2023	40,940,326	4,899,497	271,582	(128,969)	142,612

	Three Months Ended December 31, 2024
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2024	41,331,719	4,899,497	$272,376	$(162,134)	$110,242

Stock compensation expense	—	—	279	—	279
Net loss	—	—	—	(114,558)	(114,558)
Balance at December 31, 2024	$41,331,719	$4,899,497	$272,655	$(276,692)	$(4,037)

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(114,558)	$(57,850)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	7,979	13,293
Stock compensation expense	279	427
Unrealized loss/(gain) on investments, net	42	(2,451)
Deferred income taxes	(2,958)	428
Amortization of deferred credits	(984)	(153)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	1,390	2,291
Asset impairment	65,665	40,384
Loss on sale of assets	46,691	386
(Gain) on extinguishment of debt	—	(2,954)
(Gain) on debt forgiveness	(4,500)	—
Other	3,628	912
Changes in assets and liabilities:
Receivables	(2,934)	2,736
Expendable parts and supplies	(900)	415
Prepaid expenses and other operating assets and liabilities	954	2,604
Accounts payable	(11,164)	(3,903)
Deferred revenue	5,645	(3,002)
Accrued expenses and other liabilities	(5,848)	(1,513)
Operating lease right-of-use assets and liabilities	12	109
Net cash used in operating activities	(11,561)	(7,841)

Cash flows from investing activities:
Capital expenditures	(2,065)	(6,884)
Proceeds from sale of aircraft and engines	117,685	53,489
Refund of equipment and other deposits	214	—
Net cash provided by investing activities	115,834	46,605

Cash flows from financing activities:
Proceeds from long-term debt	—	81,855
Principal payments on long-term debt and finance leases	(79,919)	(137,489)
Net cash used in financing activities	(79,919)	(55,634)

Net change in cash, cash equivalents and restricted cash	24,354	(16,870)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$42,984	$19,202

Supplemental cash flow information
Cash paid for interest	$5,686	$6,948
Operating lease payments in operating cash flows	$768	$1,211
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$339
Supplemental non-cash financing activities
Principal forgiven	$4,500	$—

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states, Cuba, and Mexico. As of December 31, 2024, Mesa operated a fleet of 60 regional aircraft consisting of 54 E-175 aircraft and six CRJ-900 aircraft with approximately 228 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA"), leased to a third party, held for sale, or maintained as operational spares. Mesa operates all of its flights as United Express pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three months ended December 31, 2024 and December 31, 2023 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the three months ended December 31, 2023 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the three months ended December 31, 2024.

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
•
The transfer of all of the Company's rights and obligations under its agreements with Archer Aviation Inc. ("Archer") (as discussed in Note 15).
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

Liquidity and Going Concern

During our three months ended December 31, 2024 and fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the three months ended December 31, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $114.6 million, primarily due to a $46.7 million loss recorded related to the sale of eight E-175 aircraft and a $65.7 million impairment loss primarily related to the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended December 31, 2024, and through the date of issuance of the financial statements.

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
o
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed in Note 15).
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

As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. As of December 31, 2024, we operated 54 E-175 and 6 CRJ-900 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owned 50 of the E-175 aircraft as of December 31, 2024. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028. The 10 E-175 aircraft owned by us as of December 31, 2024 and subsequently sold to United have terms expiring in 2028.

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

United reimburses us on a pass-through basis for certain costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the aircraft owned by United. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected aircraft leased from United at no cost to us.

During and subsequent to the three months ended December 31, 2024, we amended our United CPA, providing for the following:

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2024 included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

Segment Reporting

As of December 31, 2024, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We recognize pass-through revenue when the service is provided under our CPA. Pass-through revenue represents reimbursements for certain direct expenses incurred including passenger liability insurance, property taxes, other direct costs defined within the agreements, and major maintenance on aircraft leased from United at nominal rates. Our performance obligation is met when each flight is completed or as the maintenance services are performed, and revenue is recognized and reflected in pass-through and other revenue.

We record deferred revenue when cash payments are received or are due from United in advance of our performance. During the three months ended December 31, 2024, we deferred approximately $5.6 million in revenue. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of December 31, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Deferred Revenue
2025 (remainder of)	$3,695
2026	5,449
2027	4,131
2028	2,009
Total	$15,284

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $20.2 million and $34.9 million of lease revenue for the three months ended December 31, 2024 and December 31, 2023, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. As of December 31, 2024, we did not have any leases determined to be finance leases.

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

We lease, at nominal rates, certain aircraft from United under our CPA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, five of our aircraft are leased from third parties. In the event that we or United decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from United related to aircraft modifications and pilot training associated with the CPA. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the CPA.

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at December 31, 2024 and September 30, 2024 were $3.1 million and $4.1 million, respectively. We recognized $1.0 million and $1.0 million of the deferred credits within contract revenue during the three months ended December 31, 2024 and December 31, 2023, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We account for heavy maintenance and major overhaul costs on our owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $1.1 million and $0.8 million for the three months ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and September 30, 2024, our deferred heavy maintenance balance, net of accumulated amortization, was $5.4 million and $6.4 million, respectively.

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

Engine overhaul expense totaled $10.1 million and $5.8 million for the three months ended December 31, 2024 and December 31, 2023, respectively, of which $10.1 million and $5.7 million, respectively, was pass-through expense. Airframe C-check expense totaled $8.4 million and $6.4 million for the three months ended December 31, 2024 and December 31, 2023, respectively, of which $7.7 million and $3.8 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of December 31, 2024.

3.
Recent Accounting Pronouncements

We continue to evaluate recent accounting pronouncements and the effect that new standards and guidance has on our consolidated financial statements. During the three months ended December 31, 2024, the Company applied new disclosure requirements as described in Accounting Standards Update 2023-07. There are no other recent accounting pronouncements that apply to the Company.

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

As of December 31, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three months ended December 31, 2024 and December 31, 2023 was derived from the United CPA, DHL FSA, leases of our CRJ-700 aircraft to a third party, and MPD. Substantially all of our accounts receivable at December 31, 2024 and September 30, 2024 was derived from these agreements.

United accounted for approximately 98% and 96% of our total revenue for the three months ended December 31, 2024 and December 31, 2023, respectively. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under the United CPA are subject to our interpretation of the applicable agreement and are subject to audit by United. Periodically, our United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of United. As such, we review amounts due based on historical collection trends, the financial condition of United, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of December 31, 2024 or September 30, 2024. If our ability to collect these receivables and the financial viability of United is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Assets Held for Sale

During the three months ended December 31, 2024, management continued our plan to sell certain of our aircraft and related parts. As of September 30, 2024, the Company had a total of 26 airframes, 55 engines, two CRJ-700 aircraft, and certain spare parts classified as held for sale. The Company completed the sale of two CRJ-700 aircraft, and four GE Model CF34-8C engines during the three months ended December 31, 2024. Additionally, during the three months ended December 31, 2024, the Company agreed to sell 18 E-175 aircraft to United and completed the sale of eight of the 18 aircraft. The remaining ten E-175 aircraft as part of the sale were still in use, and as such, not considered held for sale as of December 31, 2024.

During the three months ended December 31, 2024, the Company determined that two additional CRJ-900 airframes met the criteria to be classified as assets held for sale. We have a total of 28 airframes, 51 engines, and certain spare parts classified as held for sale as of December 31, 2024 with a net book value of $80.7 million, all of which is classified as current assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	December 31,	September 30,
	2024	2024
Expendable parts and supplies, net:
Expendable parts and supplies	$39,404	$39,089
Less: expendable parts warranty	(5,574)	(6,079)
Less: obsolescence	(4,658)	(4,738)
	$29,172	$28,272
Property and equipment, net:
Aircraft and other flight equipment	$319,831	$591,421
Other equipment	9,788	9,503
Total property and equipment	329,619	600,924
Less: accumulated depreciation	(126,052)	(174,573)
	$203,567	$426,351
Other assets:
Investments in equity securities	$300	$300
Lease incentives	—	812
Contract asset	5,400	6,081
Other	1,129	516
	$6,829	$7,709
Other accrued expenses:
Accrued property taxes	$4,722	$4,650
Accrued interest	3,207	2,997
Accrued vacation	7,308	7,421
Accrued lodging	3,847	4,433
Accrued maintenance	1,911	2,493
Accrued employee benefits	1,528	1,075
Accrued fleet operating expense	3,118	2,751
Other	9,178	6,488
	$34,819	$32,308
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	—	1,050
Long-term employee benefits	537	485
Other	913	1,819
	$26,675	$28,579

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

During the three months ended December 31, 2024, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups and noted that impairment indicators existed i.) due to the removal of CRJ-900 aircraft from the United CPA and ii.) due to estimated proceeds on the expected sale of 10 E-175 aircraft being significantly less than the carrying value. The Company concluded that the net book value of our E-175 aircraft was impaired and recorded a $60.7 million impairment adjustment. The Company concluded that no impairment was necessary on its CRJ-900 aircraft.

During the three months ended December 31, 2024, the Company reevaluated the fair value of our held for sale assets and recorded a net impairment true-up adjustment of $3.5 million. The Company additionally reclassified two CRJ-900 airframes to held for sale during the period and recorded an impairment loss of $1.5 million. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $8.0 million and $13.3 million for the three months ended December 31, 2024 and December 31, 2023, respectively.

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

Other than our assets held for sale, investments in equity securities, and warrant liabilities, described in Notes 5, 6, and 14, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of December 31, 2024 and September 30, 2024.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	December 31, 2024		September 30, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$230.6	$219.9	$315.2	$305.3

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of December 31, 2024 and September 30, 2024, consisted of the following (in thousands):

	December 31,	September 30,
	2024	2024

Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	$85,469	$85,469
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	—	73,884
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	33,018	37,520
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	—	4,681
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	112,121	113,656
Gross long-term debt, including current maturities	230,608	315,210
Less unamortized debt issuance costs	(1,433)	(2,395)
Less notes payable warrants	(2,114)	(2,544)
Net long-term debt, including current maturities	227,061	310,271
Less current portion, net of unamortized debt issuance costs	(143,275)	(50,455)
Net long-term debt	$83,786	$259,816

Principal maturities of long-term debt as of December 31, 2024, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2025 (remainder of)	$30,326
2026	144,055
2027	31,725
2028	11,961
2029	12,541
$230,608

The carrying value of collateralized aircraft and equipment as of December 31, 2024 was approximately $217.4 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of December 31, 2024, we had $85.5 million of equipment notes outstanding issued under the EETC financing included in long-term debt in the condensed consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

Subsequent to December 31, 2024, United assumed the EETC note as part of its purchase of the remaining 10 E-175 aircraft in the E-175 Aircraft Purchase Agreement with United.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During fiscal year 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15 million achieved was recognized as a deemed prepayment. The remaining $4.5 million was recognized as a deemed prepayment during the three months ended December 31, 2024.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the SOFR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December. As of December 31, 2024, the all-in rate was 8.12%.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On December 23, 2024, we entered into an agreement with the UST to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0. The agreement also requires the Company to use its reasonable best efforts to cause counterparties to all Receivables (as defined in the Treasury Loan) (whether or not constituting “Eligible Receivables” (as defined in the Treasury Loan)) of the Company to be paid to the Eligible Receivables Account (as defined in the Treasury Loan). Receivables generated from the sale of assets that are not Collateral (as defined in the Treasury Loan) are excluded from the scope of the foregoing requirement. We are in compliance with this covenant as of December 31, 2024.

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

9.
Loss Per Share

Calculations of net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2024	2023
Net loss	$(114,558)	$(57,850)
Basic weighted average common shares outstanding	41,332	40,940
Diluted weighted average common shares outstanding	41,332	40,940
Net loss per common share attributable to Mesa Air Group:
Basic	$(2.77)	$(1.41)
Diluted	$(2.77)	$(1.41)

Basic income or loss per common share is computed by dividing net income or loss attributable to Mesa Air Group by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed issuance of shares relating to restricted stock and exercise of warrants is calculated by applying the treasury stock method. Share-based awards and warrants whose impact is anti-dilutive under the treasury stock method are excluded from the diluted net income or loss per share calculation. In loss periods, these incremental shares are excluded from the calculation of diluted loss per share, as the inclusion of approximately 1.0 million unvested restricted shares and 4.9 million warrants would have an anti-dilutive effect.

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of December 31, 2024, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan contains restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was 1.5% and -1.5% for the three months ended December 31, 2024 and 2023, respectively. The Company’s ETR during the three months ended December 31, 2024 decreased from the prior year tax rate, primarily as a result of certain tax depreciation differences, state taxes, and changes in valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of December 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $371.7 million and $176.1 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $1.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the three months ended December 31, 2024 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2024	975,415	$1.83
Granted	35,000	$1.03
Vested	—	$—
Forfeited	(3,000)	$3.72
Restricted shares unvested at December 31, 2024	1,007,415	$1.79

As of December 31, 2024, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended December 31, 2024 and December 31, 2023 was $0.3 million and $0.4 million, respectively.

13.
Leases

As of December 31, 2024, we leased 24 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $3.3 million and $8.0 million for the three months ended December 31, 2024 and December 31, 2023, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended December 31,
	2024	2023
Operating lease costs	$781	$1,278
Variable and short-term lease costs	2,386	1,279
Interest expense on finance lease liabilities	48	1,289
Amortization expense of finance lease assets	54	4,123
Total lease costs	$3,269	$7,969

As of December 31, 2024, our operating leases have a remaining weighted average lease term of 6.5 years and our operating lease liabilities were measured using a weighted average discount rate of 6.0%.

14.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

15.
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

Sixth Amendment to our Third Amended and Restated United CPA

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

Transfer of Archer Obligations

In connection with the Three Party Agreement, the Company has agreed to transfer all rights and obligations associated with its Archer warrants and aircraft purchase agreement obligations. If the Company is unable to transfer such rights and obligations, the Company will work with United to either cancel or transfer any remaining obligations to United. The Company will be released from its liability associated with Archer obligations due to the transfer due United

Waiver to Second Amended and Restated Credit and Guaranty Agreement

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

•
The Company expects to record an impairment loss of approximately $14.7 million associated with held for sale accounting treatment of the 23 engines, which will be reflected in our financial statements for the second quarter of fiscal year 2025.

Sale of Airframes

On April 3, 2025, our airframe purchase agreement with a third party was amended to include an additional 14 CRJ-900 airframes to be sold to the third party for expected gross proceeds of $9.1 million.

Assets Held for Sale

Subsequent to December 31, 2024, the Company closed the sale of one CRJ-900 airframe, five GE model CF34-8C engines, and certain spare parts that were classified as held for sale as of December 31, 2024. The Company received $6.8 million in gross proceeds from the sale of such assets, $6.5 million of which was used to pay down our UST Loan.

Minimum CCR Covenant

On March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025, through the maturity date of the loan.

Held for Sale Inventory

Subsequent to December 31, 2024, the Company reclassified certain spare parts related to its CRJ asset fleet to held for sale.

•
The Company expects to record an impairment loss of approximately $25.4 million associated with held for sale accounting treatment of the spare parts, which will be reflected in our financial statements for the second quarter of fiscal year 2025.

Aircraft Sale to United and Assumption of EETC Note by United

On January 31, 2025, the Company closed the sale of the remaining 10 E-175 aircraft to United, a related party, for gross proceeds of $122.9 million and net proceeds of $49.4 million after the assumption of debt by United. The Company recorded a loss of approximately $7.3 million on the sale of the remaining 10 aircraft, which will be reflected in our financial statements for the second quarters of fiscal year 2025.

•
As part of the sale of the remaining 10 aircraft, United assumed our EETC note with a remaining balance of $73.4 million at the time of assumption.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa", the "Company", "we", "our", or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states, Cuba, and Mexico. Mesa operated a fleet of 60 aircraft with approximately 228 daily departures and 1,582 employees as of December 31, 2024. As of December 31, 2024, we operated 54 E-175 and 6 CRJ-900 aircraft under our United CPA. All of the Company’s consolidated contract revenues for the three months ended December 31, 2024 and December 31, 2023 were derived from operations associated with the CPA, leases of aircraft to a third party, and MPD. Revenues during the three months ended December 31, 2023 also included $3.9 million in revenues derived from our FSA with DHL, which terminated in March 2024.

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

Contract Revenue. Contract revenue consists of the fixed monthly amounts per aircraft received pursuant to our CPA with United, along with the additional amounts received based on the number of flights and block hours flown, rental revenue for aircraft leased to a third party, and revenue from participants in Mesa Pilot Development. Contract revenues we receive from our United are paid and recognized over time consistent with the delivery of service under our CPA.

Pass-Through and Other Revenue. Pass-through and other revenue consists of passenger liability insurance, aircraft property taxes, landing fees, and other aircraft and traffic servicing costs received pursuant to our agreements with United.

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

Asset Impairment. Asset impairment includes charges for impairments of assets either designated as held for sale or assets that are held and used but determined to have been impaired.

Other Operating Expenses. Other operating expenses primarily consists of fuel costs for flying we undertake outside of our CPA (including aircraft re-positioning and maintenance) as well as costs for aircraft and traffic servicing, such as aircraft cleaning, passenger disruption reimbursements, international navigation fees and wages of airport operations personnel, a portion of which are reimbursable by United. All aircraft fuel and related fueling costs for flying under our CPA are directly paid and supplied by United. Accordingly, we do not record an expense or pass-through revenue for fuel supplied by United for flying under our CPA. Fuel expenses relating to MPD are paid by the Company.

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

Results of Operations

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

We had operating loss of $110.8 million in our three months ended December 31, 2024 compared to operating loss of $48.4 million in our three months ended December 31, 2023. In our three months ended December 31, 2024, we had net loss of $114.6 million compared to net loss of $57.9 million in our three months ended December 31, 2023.

Our operating results for the three months ended December 31, 2024 slightly worsened as a result of the loss recorded on the sale of aircraft, greater impairment, and a decrease in contract revenue. This was partially offset due to decreases in operating expenses from (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; and (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. Our contract revenue decreased due to fewer aircraft under contract, higher deferred revenue, and the wind-down of the DHL FSA.

Operating Revenues

	Three Months Ended December 31,
	2024		2023		Change
Operating revenues ($ in thousands):
Contract		$80,678		$101,100		$(20,422)	(20.2)%
Pass-through and other		22,555		17,677		4,878	27.6%
Total operating revenues		$103,233		$118,777		$(15,544)	(13.1)%

Operating data:
Available seat miles—ASMs (thousands)		873,214		1,026,800		(153,586)	(15.0)%
Block hours		39,035		46,658		(7,623)	(16.3)%
Revenue passenger miles—RPMs (thousands)		725,900		865,287		(139,387)	(16.1)%
Average stage length (miles)		549		535		14	2.6%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.24	¢	9.85	¢	(0.61)	(6.2)%
Passengers		1,303,614		1,608,170		(304,556)	(18.9)%

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

Total operating revenue decreased by $15.5 million, or 13.1%, to $103.2 million for our three months ended December 31, 2024 as compared to our three months ended December 31, 2023. Contract revenue decreased by $20.4 million, or 20.2%, to $80.7 million, primarily due to fewer aircraft under contract, higher deferred revenue, and the wind-down of the DHL FSA. Our block hours flown during our three months ended December 31, 2024, decreased 16.3% compared to the three months ended December 31, 2023 due to a decrease in scheduled flying on our CRJ fleet. Our pass-through and other revenue increased by $4.9 million, or 27.6%, to $22.6 million compared to our three months ended December 31, 2023 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended December 31,
	2024	2023	Change
Operating expenses ($ in thousands):
Flight operations	$35,273	$51,818	$(16,545)	(31.9)%
Maintenance	46,527	48,627	(2,100)	(4.3)%
Aircraft rent	1,616	1,204	412	34.2%
General and administrative	9,519	12,009	(2,490)	(20.7)%
Depreciation and amortization	7,979	13,293	(5,314)	(40.0)%
Asset impairment	65,665	40,384	25,281	62.6%
Loss on sale of assets	46,691	386	46,305	11996.1%
(Gain) on extinguishment of debt	—	(2,954)	2,954	(100.0)%
Other operating expenses	760	2,458	(1,698)	(69.1)%
Total operating expenses	$214,030	$167,225	$46,805	28.0%
Operating data:
Available seat miles—ASMs (thousands)	873,214	1,026,800	(153,586)	(15.0)%
Block hours	39,035	46,658	(7,623)	(16.3)%
Average stage length (miles)	549	535	14	2.6%
Departures	21,351	26,254	(4,903)	(18.7)%

Flight Operations. Flight operations expense decreased $16.5 million, or 31.9%, to $35.3 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of decreases in headcount.

Maintenance. Aircraft maintenance expense decreased $2.1 million, or 4.3%, to $46.5 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023. This decrease was primarily driven by a decrease in wages. Total pass-through maintenance expenses reimbursed by United increased by $7.4 million during our three months ended December 31, 2024 compared to our three months ended December 31, 2023.

The following table presents information regarding our maintenance costs during the three months ended December 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023	Change
Engine overhaul	$—	$54	$(54)	(100.0)%
Pass-through engine overhaul	10,149	5,707	4,442	77.8%
C-check	648	2,620	(1,972)	(75.3)%
Pass-through C-check	7,739	3,804	3,935	103.4%
Component contracts	5,460	5,611	(151)	(2.7)%
Rotable and expendable parts	1,573	4,114	(2,541)	(61.8)%
Other pass-through	4,473	5,439	(966)	(17.8)%
Labor and other	16,485	21,278	(4,793)	(22.5)%
Total	$46,527	$48,627	$(2,100)	(4.3)%

Aircraft Rent. Aircraft rent expense increased $0.4 million, or 34.2%, to $1.6 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023. The increase is primarily due to greater engine lease costs during our three months ended December 31, 2024.

General and Administrative. General and administrative expense decreased $2.5 million, or 20.7%, to $9.5 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023. The decrease is primarily driven by decreases in wages and pass-through insurance costs, partially offset by increased consulting fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $5.3 million, or 40.0%, to $8.0 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $65.7 million was recorded for our three months ended December 31, 2024 related to the impairment of 10 E-175 aircraft and held for sale airframes. There was $40.4 million of asset impairment recorded for the three months ended December 31, 2023 related to held for sale airframes and engines.

Loss on Sale of Assets. A loss on sale of assets of $46.7 million was recorded for our three months ended December 31, 2024 primarily related to the difference in sales price versus net book value of the eight E-175 aircraft sold to United.

Other Operating Expenses. Other operating expenses decreased by $1.7 million, to $0.8 million for our three months ended December 31, 2024 compared to our three months ended December 31, 2023. The decrease is primarily attributable to lower interrupted trip expense during the three months ended December 31, 2024.

Other Expense

Other expense decreased $3.0 million, or 35.7%, to $5.5 million for our three months ended December 31, 2024, compared to our three months ended December 31, 2023. The decrease is primarily attributable lower interest expense and a $4.5 million gain on debt forgiveness, partially offset by a $42 thousand unrealized loss on investments for our three months ended December 31, 2024, versus a $2.5 million unrealized gain on investments for our three months ended December 31, 2023.

Income Taxes

The income tax benefit totaled $1.7 million for the three months ended December 31, 2024 compared to a tax expense of $0.9 million for the three months ended December 31, 2023. The effective tax rate ("ETR") from continuing operations was 1.5% for the three months ended December 31, 2024 compared to -1.5% for the three months ended December 31, 2023. Our ETR during the three months ended December 31, 2024 increased from the three months ended December 31, 2023, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of December 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $371.7 million and $176.1 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $1.2 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended December 31,
	2024	2023
Reconciliation:
Net loss	$(114,558)	$(57,850)
Income tax (benefit)/expense	(1,728)	864
Loss before taxes	(116,286)	(56,986)
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)	112,266	37,640
Adjusted loss before taxes	(4,020)	(19,346)
Interest expense	7,064	11,160
Interest income	(17)	(14)
Depreciation and amortization	7,979	13,293
Adjusted EBITDA	$11,006	$5,093
Aircraft rent	1,616	1,204
Adjusted EBITDAR	$12,622	$6,297

(1) $3.0 million gain on extinguishment of debt during the three months ended December 31, 2023.

(2) $0.1 million loss and $2.5 million gain resulting from changes in the fair value of the Company's investments in equity securities during the three months ended December 31, 2024 and 2023, respectively.

(3) $4.9 million and $40.4 million impairment loss related to held for sale assets during the three months ended December 31, 2024 and 2023, respectively.
(4) $0.7 million and $2.0 million in third party costs associated with significant, non-recurring transactions during the three months ended December 31, 2024 and 2023, respectively.
(5) $0.7 million and $0.3 million loss on deferred financing costs related to the retirement of debts during the three months ended December 31, 2024 and 2023, respectively.
(6) $46.7 million and $0.4 million net loss on the sale of assets during the three months ended December 31, 2024 and 2023, respectively.
(7) $2.9 million loss on the write off of interest related to the sale of aircraft during the three months ended December 31, 2024.
(8) $60.7 million impairment loss related to the write down of net book value of certain aircraft during the three months ended December 31, 2024.
(9) $4.5 million gain on forgiveness of debt during the three months ended December 31, 2024.

Liquidity and Capital Resources

Going Concern

During our three months ended December 31, 2024 and fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the three months ended December 31, 2024, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $114.6 million, primarily due to a $46.7 million loss recorded related to the sale of eight E-175 aircraft and a $65.7 million impairment loss primarily related to the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended December 31, 2024, and through the date of issuance of the financial statements.

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
o
The transfer of all of the Company's rights and obligations under its agreements with Archer (as discussed in Note 15).
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

As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the three months ended December 31, 2024 were approximately 2.0% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2024, our principal sources of cash are cash and cash equivalents of $40.0 million, restricted cash of $3.0 million as of December 31, 2024, and $80.7 million in assets held for sale as of December 31, 2024. Further, 10 aircraft which are in use as of December 31, 2024, and therefore not classified as held for sale, will be sold to United for expected gross proceeds of $122.9 million. As of December 31, 2024, we had $230.6 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of December 31, 2024, we had $143.3 million of current debt, excluding finance leases, and $83.8 million of long-term debt excluding finance leases.

Restricted Cash

As of December 31, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the three months ended December 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(11,561)	$(7,841)
Net cash provided by investing activities	115,834	46,605
Net cash used in financing activities	(79,919)	(55,634)
Net increase/(decrease) in cash, cash equivalents and restricted cash	24,354	(16,870)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$42,984	$19,202

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our three months ended December 31, 2024, we had cash flow used in operating activities of $11.6 million. We had net loss of $114.6 million adjusted for the following significant non-cash items: depreciation and amortization of $8.0 million, stock-based compensation of $0.3 million, deferred income taxes of $(3.0) million, amortization of deferred credits of $(1.0) million, amortization of debt discount and financing costs and accretion of interest of $1.4 million, asset impairment of $65.7 million, loss on sale of assets of $46.7 million, gain on debt forgiveness of $(4.5) million, and $3.7 million in miscellaneous operating cash flow items. We had a net change of $(14.2) million within other net operating assets and liabilities largely driven by decreases in accounts receivable and prepaid expenses and increases in accounts payable and accrued expenses, partially offset by decreases in deferred revenue.

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

Net Cash Provided by Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our three months ended December 31, 2024, net cash flow provided by investing activities totaled $115.8 million. Proceeds from the sale of aircraft and engines totaled $117.7 million and we invested $2.1 million in capital expenditures, primarily consisting of rotable parts and tools.

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

During our three months ended December 31, 2024, net cash flow used in financing activities was $79.9 million, all of which was payments on long-term debt and finance leases.

During our three months ended December 31, 2023, net cash flow used in financing activities was $55.6 million. We received $81.9 million of proceeds from long-term debt and made $(137.5) million of principal repayments on long-term debt.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part 1, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 under the heading "Critical Accounting Estimates."

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

As of December 31, 2024, we had $145.1 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.5 million in the three months ended December 31, 2024.

As of December 31, 2024, we had $85.5 million of fixed-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of December 31, 2024.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements were indexed to one- and three-month LIBOR, which were sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, replaced LIBOR with SOFR after June 30, 2023. We applied expedients to agreements under LIBOR that were replaced by SOFR. Under the expedient, we now account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. New effective yields were established based on the new carrying amount and revised cash flows. As of December 31, 2024, we had $145.1 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

We believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of December 31, 2024 and September 30, 2024, and the results of operations and cash flows for the period ended December 31, 2024 and December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2024, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 ("2024 Form 10-K"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K, besides the risk factor described below:

Our failure to be current in our SEC filings could pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations

Under the Exchange Act, the Company, as reporting company, is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. Our inability to timely file our periodic reports with the SEC, as occurred with our Annual Report on Form 10-K for the fiscal years ended September 30, 2024 and 2023, and Quarterly Reports on Form 10-Q for the periods ended December 31, 2023, March 31, 2024, and June 30, 2024, could have an adverse impact on our ability to, among other things, (i) remain listed on the Nasdaq Stock Market, (ii) access our credit facilities, (iii) attract and retain key employees, and (iv) raise funds in the public markets, any of which could materially and adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: May 16, 2025	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)