Form 10-Q
period 2025-03-31
MESA AIR GROUP INC
filed 2025-05-20
CIK 810332

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
▪
dependence on, and changes to, or non-renewal of, our Amended and Restated United Capacity Purchase Agreement;
▪
failure to meet certain operational performance targets in our Amended and Restated United Capacity Purchase Agreement, which could result in termination of such agreement;
▪
increases in our labor costs;
▪
reduced utilization - the percentage derived from dividing (i) the number of block hours actually flown during a given month by (ii) the maximum number of block hours that could be flown during such month under our capacity purchase agreement;
▪
the direct operation of regional jets for United Airlines, Inc. ("United");
▪
the financial strength of United and its ability to successfully manage its businesses through potential adverse events impacting the industry
▪
restrictions under our Amended and Restated United Capacity Purchase Agreement to enter into new regional air carrier service agreements, which will remain in place until the earlier to occur of (i) January 1, 2026 and (ii) the Company’s satisfaction of certain Performance Milestones (as defined in the Amended and Restated United CPA);
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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (March 31, 2025 is unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$54,116	$15,621
Restricted cash	3,043	3,009
Receivables, net ($10,428 and $1,883 from related party)	14,674	5,263
Expendable parts and supplies, net	13,649	28,272
Assets held for sale	75,812	5,741
Prepaid expenses and other current assets	2,283	3,371
Total current assets	163,577	61,277

Property and equipment, net	36,846	426,351
Lease and equipment deposits	583	1,289
Operating lease right-of-use assets	7,050	7,231
Deferred heavy maintenance, net	—	6,396
Assets held for sale	—	86,605
Other assets	6,896	7,709
Total assets	$214,952	$596,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($7,512 and $6,604 from related party)	$98,603	$50,455
Current portion of deferred revenue	5,381	3,932
Current maturities of operating leases	1,535	1,681
Accounts payable	55,972	72,096
Accrued compensation	11,498	12,797
Customer deposits	849	1,189
Other accrued expenses	28,199	32,308
Total current liabilities	202,037	174,458
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($31,652 and $30,914 from related party)	31,652	259,816
Noncurrent operating lease liabilities	6,890	6,863
Deferred credits from related party	—	3,020
Deferred income taxes	596	8,173
Deferred revenue, net of current portion	9,209	5,707
Other noncurrent liabilities	26,973	28,579
Total noncurrent liabilities	75,320	312,158
Total liabilities	277,357	486,616
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,334,433 (2025) and 41,331,719 (2024) shares issued and outstanding, 4,899,497 (2025) and 4,899,497 (2024) warrants issued and outstanding	272,918	272,376
Accumulated deficit	(335,323)	(162,134)
Total stockholders' equity	(62,405)	110,242
Total liabilities and stockholders' equity	$214,952	$596,858

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating revenues:
Contract revenue (2025 - $65,975 and $144,545 and 2024 - $111,517 and $207,928 from related party)	$68,423	$113,820	$149,101	$214,920
Pass-through and other revenue	26,324	17,762	48,879	35,439
Total operating revenues	94,747	131,582	197,980	250,359

Operating expenses:
Flight operations	36,197	49,329	71,470	101,147
Maintenance	43,539	44,272	90,066	92,899
Aircraft rent	1,324	1,408	2,940	2,612
General and administrative	11,484	11,133	21,003	23,142
Depreciation and amortization	5,955	9,823	13,934	23,116
Asset impairment	46,173	2,659	111,838	43,043
Loss on sale of assets	7,706	—	54,397	—
(Gain) on extinguishment of debt	—	—	—	(2,954)
Other operating expenses	(379)	1,315	381	4,159
Total operating expenses	151,999	119,939	366,029	287,164
Operating (loss) income	(57,252)	11,643	(168,049)	(36,805)
Other (expense) income, net:
Interest expense	(5,334)	(10,640)	(12,398)	(21,800)
Interest income	24	14	41	28
Gain on investments	—	7,230	—	7,230
Unrealized loss on investments, net	(11)	(6,499)	(53)	(4,048)
Gain on debt forgiveness	—	10,500	4,500	10,500
Other income (expense), net	79	(516)	(2,820)	(359)
Total other (expense) income, net	(5,242)	89	(10,730)	(8,449)
(Loss) income before taxes	(62,494)	11,732	(178,779)	(45,254)
Income tax (benefit)/expense	(3,863)	72	(5,591)	936
Net (loss) income and comprehensive (loss) income	$(58,631)	$11,660	$(173,188)	$(46,190)
Net (loss) income per share attributable to
common shareholders
Basic	$(1.42)	$0.28	$(4.19)	$(1.13)
Diluted	$(1.42)	$0.28	$(4.19)	$(1.13)
Weighted-average common shares outstanding
Basic	41,334	41,068	41,333	41,004
Diluted	41,334	41,068	41,333	41,004

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Six Months Ended March 31, 2024
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	427	—	427
Net loss	—	—	—	(57,850)	(57,850)
Balance at December 31, 2023	40,940,326	4,899,497	271,582	(128,969)	142,612

Stock compensation expense	—	—	372	—	372
Payment of tax withholding for RSUs	(1,490)	—	(1)	—	(1)
Restricted shares issued	178,010	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net income	—	—	—	11,660	11,660
Balance at March 31, 2024	41,172,218	4,899,497	$271,982	$(117,309)	$154,672

	Six Months Ended March 31, 2025
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2024	41,331,719	4,899,497	$272,376	$(162,134)	$110,242

Stock compensation expense	—	—	279	—	279
Net loss	—	—	—	(114,558)	(114,558)
Balance at December 31, 2024	$41,331,719	$4,899,497	$272,655	$(276,692)	$(4,037)

Stock compensation expense	—	—	264	—	264
Payment of tax withholding for RSUs	(1,286)	—	(1)	—	(1)
Restricted shares issued	4,000	—	—	—	—
Net income	—	—	—	(58,631)	(58,631)
Balance at March 31, 2025	41,334,433	4,899,497	$272,918	$(335,323)	$(62,405)

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(173,188)	$(46,190)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	13,934	23,116
Stock compensation expense	543	799
Unrealized loss on investments, net	53	4,048
Realized gain on investments	—	(7,230)
Deferred income taxes	(7,576)	493
Amortization of deferred credits	(4,126)	(573)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	3,514	5,408
Asset impairment	111,838	43,043
Loss on sale of assets	54,397	150
(Gain) on extinguishment of debt	—	(2,954)
(Gain) on debt forgiveness	(4,500)	(10,500)
Other	4,081	2,362
Changes in assets and liabilities:
Receivables	(12,358)	3,603
Expendable parts and supplies	(4,255)	(229)
Prepaid expenses and other operating assets and liabilities	714	2,691
Accounts payable	(16,124)	(1,007)
Deferred revenue	4,951	(10,552)
Accrued expenses and other liabilities	(5,910)	2,219
Operating lease right-of-use assets and liabilities	61	(309)
Net cash (used in) provided by operating activities	(33,951)	8,388

Cash flows from investing activities:
Capital expenditures	(4,307)	(13,192)
Proceeds from sale of aircraft and engines	182,121	107,735
Investment transaction costs	—	(380)
Refund of equipment and other deposits	155	341
Net cash provided by investing activities	177,969	94,504

Cash flows from financing activities:
Proceeds from long-term debt	—	86,855
Principal payments on long-term debt and finance leases	(105,488)	(203,431)
Debt prepayment costs	—	(922)
Proceeds from issuance of ESPP	—	48
Payment of tax withholding for RSUs	(1)	(1)
Net cash used in financing activities	(105,489)	(117,451)

Net change in cash, cash equivalents and restricted cash	38,529	(14,559)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$57,159	$21,513

Supplemental cash flow information
Cash paid for interest	$8,777	$16,388
Operating lease payments in operating cash flows	$1,417	$2,858
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$2,097	$419
Supplemental non-cash financing activities
Principal payments in exchange for transfer of aircraft	$73,362	$—
Principal payments in exchange for transfer of equity investment	$—	$12,610
Principal forgiven	$4,500	$10,500

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 82 cities in 34 states, Cuba, and Mexico. As of March 31, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 238 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Amended and Restated Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and six months ended March 31, 2025 and March 31, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the three and six months ended March 31, 2024 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the six months ended March 31, 2025.

The CPA involves a revenue-guarantee arrangement whereby United pays fixed-fees for each aircraft under contract, departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time), and reimbursement of certain direct operating expenses in exchange for providing flight services. United also pays certain expenses directly to suppliers, such as fuel, ground operations and landing fees. Under the terms of the CPA, United controls route selection, pricing, and seat inventories, reducing our exposure to fluctuations in passenger traffic, fare levels, and fuel prices.

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

Effect on Capital Stock

At the Effective Time, each share of common stock (“Republic Common Stock”), par value $0.001 per share, of Republic issued and outstanding immediately prior to the Effective Time (other than any Cancelled Shares (as defined in the Merger Agreement) and dissenting shares held by stockholders who (i) have not voted in favor of the Merger or consented to it in writing and (ii) have properly demanded appraisal of such shares of Republic Common Stock in accordance with, and have complied in all respects with, the provisions of Section 262 of the Delaware General Corporation Law), shall thereupon be converted into the right to receive 584.90 validly issued, fully paid and non-assessable shares of common stock (“Mesa Common Stock”), no par value per share, of Mesa (the “Merger Consideration”).

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

Immediately prior to the Effective Time, (i) each outstanding Republic RSU (as defined in the Merger Agreement) that has vested in accordance with its terms (including each outstanding Republic RSU that will become vested upon the closing of the Merger) (a “Vested Republic RSU”) shall, automatically and without any required action on the part of the holder thereof, be cancelled and shall only entitle the holder of such Vested Republic RSU to receive a number of whole shares of Mesa Common Stock (rounded up to the next whole share of Mesa Common Stock), which shares of Republic Common Stock shall be converted into Mesa Common Stock, and (ii) each outstanding Republic RSU that is not a Vested Republic RSU (an “Unvested Republic RSU”) shall, automatically and without any required action on the part of the holder thereof, be assumed by Mesa and converted into the right to receive an award of restricted shares of Mesa Common Stock pursuant to the Parent Equity Award Plan (as defined in the Merger Agreement) (each, a “Parent Restricted Stock Award”) in an amount equal to the number of whole shares of Mesa Common Stock (rounded up to the next whole share of Mesa Common Stock) equal to the product obtained by multiplying (x) the Exchange Ratio by (y) the total number of shares of Republic Common Stock subject to such Unvested Republic RSU immediately prior to the Effective Time. Each Republic RSU Award assumed and converted into a Mesa Restricted Stock Award shall continue to have, and shall be subject to, the same terms and conditions (including with respect to vesting) as applied to the corresponding Republic RSU Award as of immediately prior to the Effective Time.

Conditions to the Merger

Each of Mesa’s and Republic's obligation to consummate the Merger is subject to a number of conditions, including, among others, the following, as further described in the Merger Agreement: (i) approval of the transactions contemplated under the Merger Agreement by (a) the holders of at least two-thirds of the outstanding shares of Republic Common Stock entitled to vote thereon and (b) the holders of a majority of the outstanding shares of Mesa Common Stock, (ii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the registration statement relating to the transaction, (iv) the shares of Mesa Common Stock to be issued in the Merger being approved for listing on NASDAQ, (v) no governmental entity shall have enacted, issued, promulgated, enforced or entered any law or order that has the effect of making illegal, enjoining, or otherwise restraining or prohibiting the consummation of the transactions contemplated under the Merger Agreement, (vi) the receipt of requisite approvals from specified aviation authorities, (vii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) material compliance by the other party with its covenants, (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement, (x) the satisfaction of certain specified conditions of the Three Party Agreement (as defined below), (xi) United shall not have materially breached the terms of the CPA Side Letter (as defined in the Merger Agreement) or provided Mesa or Republic with written notice of its intention not to perform or comply with any of the terms or conditions under the Go-Forward CPA (as defined in the Merger Agreement), and (xiii) the filing by Mesa of its Form 10-K for the period ended September 30, 2024 and Form 10-Q for the period ended December 31, 2024.

Representations and Warranties; Covenants

The Merger Agreement contains customary representations, warranties and covenants by Mesa and Republic. The Merger Agreement also contains customary pre-closing covenants, including the obligation of Mesa and Republic to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking specified actions without the consent of the other party. Each of Mesa and Republic has agreed not to solicit any offer or proposal for specified alternative transactions, or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “superior proposals” (as defined in the Merger Agreement), to participate in discussions or engage in negotiations regarding such an offer or proposal with, or furnish any nonpublic information regarding such an offer or proposal to, any person that has made such an offer or proposal.

Termination and Termination Fee

The Merger Agreement contains certain customary termination rights, including, among others, (i) the right of either Mesa or Republic to terminate the Merger Agreement if Mesa or Republic’s stockholders fail to approve the Merger, (ii) the right of either Mesa or Republic to terminate the Merger Agreement if (a) the board of directors of the other party changes its recommendation to approve the transactions or (b) the other party materially breaches any of its representations, warranties or covenants contained in the Merger Agreement in a manner that causes certain conditions to closing to not be satisfied, (iii) the right of either Mesa or Republic to terminate the Merger Agreement if, prior to the receipt of such party’s stockholder approval, such party accepts a superior proposal and such party enters into a definitive agreement for such superior proposal and pays the termination fee to the other party, (iv) the right of either Mesa or Republic to terminate the Merger Agreement if the Merger has not occurred by January 5, 2026, and a further extension until April 6, 2026, in certain circumstances (the “Outside Date”), and (v) the right of Republic to terminate the Merger Agreement if there is a breach of the Three Party Agreement or the CPA Side Letter in a manner that causes certain conditions to closing to not be satisfied. If the Merger Agreement is terminated pursuant to certain termination rights, the terminating party will be required to pay a termination fee of $1.5 million to the non-terminating party.

Description of Merger Agreement Not Complete

The Merger Agreement and the above description have been included to provide investors and security holders with information regarding the terms of the Merger Agreement. They are not intended to provide any other factual information about Mesa or Republic. The representations, warranties, covenants and other agreements contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; and may be subject to limitations agreed upon by the parties, including being qualified and modified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them. Investors should be aware that the representations, warranties, covenants and other agreements or any description thereof may not reflect the actual state of facts or condition of Mesa or Republic. Moreover, information concerning the subject matter of the representations, warranties, covenants and other agreements may change after the date of the Merger Agreement. Further, investors should read the Merger Agreement not in isolation, but only in conjunction with the other information that Mesa includes in reports, statements and other filings it makes with the Securities and Exchange Commission (the “SEC”).

Three Party Agreement

Concurrently with the execution and delivery of the Merger Agreement, Mesa, Republic and United, among other parties, entered into that certain Three Party Agreement (the “Three Party Agreement”), pursuant to which, among other things: (i) Mesa will take certain actions at or prior to the closing of the Merger to dispose of certain assets, extinguish certain liabilities and effectuate certain related transactions; (ii) United will take certain actions at or prior to the closing of the Merger to facilitate Mesa’s actions in the foregoing clause (i); and (iii) Mesa at the closing of the Merger will conduct a primary issuance of shares of Mesa Common Stock equal to six percent of the issued and outstanding shares of Mesa Common Stock after giving effect to the issuance of Mesa Common Stock in the Merger (the “Primary Issuance”), which Primary Issuance will (a) first become available to United to the extent of certain financial contributions made by United to Mesa at or prior to the effective time of the Merger, (b) second, to the extent of any remainder, become available to the surviving corporation to satisfy certain liabilities, and (c) third, to the extent of any remainder, become available on a pro rata basis to the persons who, as of immediately prior to the Effective Time, held shares of Mesa Common Stock.

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

Liquidity and Going Concern

During our three and six months ended March 31, 2025 and fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the six months ended March 31, 2025, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $173.2 million, primarily due to a $54.4 million loss recorded related to the sale of 18 E-175 aircraft and $111.8 million in impairment related to held for sale assets and the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended March 31, 2025, and through the date of issuance of the financial statements.

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

As of March 31, 2025, the Company has $98.6 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. As of March 31, 2025, we operated 60 E-175 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns all of the E-175 aircraft as of March 31, 2025. The E-175 aircraft owned by United and leased to us have terms expiring between 2024 and 2028.

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

During and subsequent to the six months ended March 31, 2025, we amended our United CPA, providing for the following:

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

In January 2024, the Amended and Restated United CPA was amended to provide for the following:

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

Segment Reporting

As of March 31, 2025, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from United in advance of our performance. During the three months ended March 31, 2025, we recognized approximately $0.7 million of previously deferred revenue and during the six months ended March 31, 2025, we deferred approximately $5.0 million in revenue. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of March 31, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Deferred Revenue
2025 (remainder of)	$2,999
2026	5,450
2027	4,132
2028	2,009
Total	$14,590

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $5.7 million and $33.7 million of lease revenue for the three months ended March 31, 2025 and March 31, 2024, respectively, and $25.9 million and $68.6 million during the six months ended March 31, 2025 and March 31, 2024, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. As of March 31, 2025, we did not have any leases determined to be finance leases.

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

We lease, at nominal rates, aircraft from United under our CPA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than such leases at nominal amounts, we do not have any aircraft leases from third parties. In the event that we or United decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities are written off.

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from United related to aircraft modifications and pilot training associated with the CPA. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the CPA. Upon the sale of the 18 E-175 aircraft to United during the three and six months ended March 31, 2025, the deferred credits were written off

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at March 31, 2025 and September 30, 2024 were zero and $4.1 million, respectively. We recognized $3.2 million and $0.3 million of the deferred credits within contract revenue during the three months ended March 31, 2025 and March 31, 2024, respectively, and $4.1 million and $1.3 million during the six months ended March 31, 2025 and March 31, 2024, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We accounted for heavy maintenance and major overhaul costs on our previously owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0.2 million and $0.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and $1.3 million and $1.5 million for the six months ended March 31, 2025 and March 31, 2024, respectively. Upon the sale of the 18 E-175 aircraft to United during the three and six months ended March 31, 2025, the remaining deferred heavy maintenance balances were written off. As of March 31, 2025 and September 30, 2024, our deferred heavy maintenance balance, net of accumulated amortization, was zero and $6.4 million, respectively.

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

Engine overhaul expense totaled $9.2 million and $5.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively, of which $9.1 million and $5.5 million, respectively, was pass-through expense. Engine overhaul expense totaled $19.3 million and $11.3 million for the six months ended March 31, 2025 and March 31, 2024, respectively, of which $19.3 million and $11.2 million, respectively, was pass-through expense. Airframe C-check expense totaled $7.6 million and $4.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively, of which $6.2 million and $3.2 million, respectively, was pass-through expense. Airframe C-check expense totaled $15.9 million and $11.0 million for the six months ended March 31, 2025 and March 31, 2024, respectively, of which $14.0 million and $7.0 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of March 31, 2025.

3.
Recent Accounting Pronouncements

We continue to evaluate recent accounting pronouncements and the effect that new standards and guidance has on our consolidated financial statements. During the six months ended March 31, 2025, the Company applied new disclosure requirements as described in Accounting Standards Update 2023-07. There are no other recent accounting pronouncements that apply to the Company.

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

As of March 31, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and six months ended March 31, 2025 and March 31, 2024 was derived from the United CPA, DHL FSA, leases of our CRJ-700 aircraft to a third party, and MPD. Substantially all of our accounts receivable at March 31, 2025 and September 30, 2024 was derived from these agreements.

United accounted for approximately 97% and 98% of our total revenue for the three months ended March 31, 2025 and March 31, 2024, respectively. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under the United CPA are subject to our interpretation of the applicable agreement and are subject to audit by United. Periodically, our United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of United. As such, we review amounts due based on historical collection trends, the financial condition of United, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of March 31, 2025 or September 30, 2024. If our ability to collect these receivables and the financial viability of United is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Assets Held for Sale

During the three months ended March 31, 2025, management continued our plan to sell certain of our aircraft and related parts. As of December 31, 2024, the Company had a total of 28 airframes, 51 engines, and certain spare parts classified as held for sale. The Company completed the sale of four CRJ-900 airframes, and nine GE Model CF34-8C engines, and certain spare parts during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company determined that three additional CRJ-900 airframes, four additional GE Model CF34-8C engines, and additional spare parts met the criteria to be classified as assets held for sale. We have a total of 27 airframes, 46 engines, and certain spare parts classified as held for sale as of March 31, 2025 with a net book value of $75.8 million, all of which is classified as current assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31,	September 30,
	2025	2024
Expendable parts and supplies, net:
Expendable parts and supplies	$20,640	$39,089
Less: expendable parts warranty	(4,583)	(6,079)
Less: obsolescence	(2,408)	(4,738)
	$13,649	$28,272
Property and equipment, net:
Aircraft and other flight equipment	$65,659	$591,421
Other equipment	9,588	9,503
Total property and equipment	75,247	600,924
Less: accumulated depreciation	(38,401)	(174,573)
	$36,846	$426,351
Other assets:
Investments in equity securities	$300	$300
Lease incentives	—	812
Contract asset	4,948	6,081
Other	1,648	516
	$6,896	$7,709
Other accrued expenses:
Accrued property taxes	$2,045	$4,650
Accrued interest	1,071	2,997
Accrued vacation	6,450	7,421
Accrued lodging	3,855	4,433
Accrued maintenance	1,387	2,493
Accrued employee benefits	1,169	1,075
Accrued fleet operating expense	2,842	2,751
Other	9,380	6,488
	$28,199	$32,308
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225
Lease incentive obligations	—	1,050
Long-term employee benefits	1,748	485
Other	—	1,819
	$26,973	$28,579

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

We group assets at the capacity purchase agreement level (i.e., the lowest level for which there are identifiable cash flows). If impairment indicators exist with respect to any of the asset groups, we estimate future cash flows based on projections of capacity purchase or flight services agreement, block hours, maintenance events, labor costs and other relevant factors.

During the three months ended March 31, 2025, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups and noted that no indicators of impairment existed for our fleet.

During the three months ended March 31, 2025, the Company reevaluated the fair value of our held for sale assets and recorded an impairment true-up adjustment of $12.4 million. The Company additionally reclassified three CRJ-900 airframes, 4 GE Model CF34-8C engines, and additional spare parts to held for sale during the period and recorded an impairment loss of $33.8 million. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $6.0 million and $9.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and $13.9 million and $23.1 million for the six months ended March 31, 2025 and March 31, 2024, respectively.

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

Other than our assets held for sale, investments in equity securities, and warrant liabilities, described in Notes 5, 6, and 14, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of March 31, 2025 and September 30, 2024.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	March 31, 2025		September 30, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$131.7	$124.6	$315.2	$305.3

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of March 31, 2025 and September 30, 2024, consisted of the following (in thousands):

	March 31,	September 30,
	2025	2024

Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	$—	$85,469
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	—	73,884
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	33,018	37,520
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	—	4,681
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	98,660	113,656
Gross long-term debt, including current maturities	131,678	315,210
Less unamortized debt issuance costs	(58)	(2,395)
Less notes payable warrants	(1,365)	(2,544)
Net long-term debt, including current maturities	130,255	310,271
Less current portion, net of unamortized debt issuance costs	(98,603)	(50,455)
Net long-term debt	$31,652	$259,816

Principal maturities of long-term debt as of March 31, 2025, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2025 (remainder of)	$-
2026	104,472
2027	6,190
2028	4,782
2029	16,234
$131,678

The carrying value of collateralized aircraft and equipment as of March 31, 2025 was approximately $60.4 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. In connection with the sale of the E-175 aircraft, United assumed the EETC note with a remaining balance of $73.4 million at the time of assumption. As of March 31, 2025, the Company does not have any obligations under the EETC note.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the three months ended March 31, 2025, the bridge loan was repaid in full, and $10.5 million of the potential $15 million achieved was recognized as a deemed prepayment. The remaining $4.5 million was recognized as a deemed prepayment during the six months ended March 31, 2025.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the SOFR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December. As of March 31, 2025, the all-in rate was 8.06%.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On December 23, 2024, we entered into an agreement with the UST to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025, through the maturity date of the loan. As a result of the new CCR modification agreement, we are in compliance with this covenant as of March 31, 2025.

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

9.
(Loss)/Earnings Per Share

Calculations of net (loss)/earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net (loss)/income	$(58,631)	$11,660	$(173,188)	$(46,190)
Basic weighted average common shares outstanding	41,334	41,068	41,333	41,004
Diluted weighted average common shares outstanding	41,334	41,068	41,333	41,004
Net (loss)/income per common share attributable to Mesa Air Group:
Basic	$(1.42)	$0.28	$(4.19)	$(1.13)
Diluted	$(1.42)	$0.28	$(4.19)	$(1.13)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Warrants	—	—	—	—
Restricted stock	278	—	105	—
	278	—	105	—

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of March 31, 2025, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan contains restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was 6.2% and 3.1% for the three and six months ended March 31, 2025, respectively, and 0.6% and -2.1% for the three and six months ended March 31, 2024, respectively. The Company’s ETR during the three months ended March 31, 2025 decreased from the prior year rate, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $276.2 million and $146.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $0.5 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the six months ended March 31, 2025 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2024	975,415	$1.83
Granted	35,000	$1.03
Vested	(4,000)	$1.03
Forfeited	(29,575)	$1.88
Restricted shares unvested at March 31, 2025	976,840	$1.80

As of March 31, 2025, there was $0.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended March 31, 2025 and March 31, 2024 was $0.3 million and $0.4 million, respectively, and $0.5 million and $0.8 million for the six months ended March 31, 2025 and March 31, 2024, respectively.

13.
Leases

As of March 31, 2025, we leased 23 airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $2.8 million and $4.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and $6.1 million and $12.6 million for the six months ended March 31, 2025 and March 31, 2024, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs	$580	$1,154	$1,361	$2,423
Variable and short-term lease costs	2,260	1,672	4,646	2,961
Interest expense on finance lease liabilities	-	1,256	48	2,545
Amortization expense of finance lease assets	-	513	54	4,636
Total lease costs	$2,840	$4,595	$6,109	$12,565

As of March 31, 2025, our operating leases have a remaining weighted average lease term of 6.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.4%.

14.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Transfer of Archer Obligations

In connection with the Three Party Agreement, the Company has agreed to transfer all rights and obligations associated with its Archer warrants and aircraft purchase agreement obligations. If the Company is unable to transfer such rights and obligations, the Company will work with United, a related party, to either cancel or transfer any remaining obligations to United. The Company will be released from its liability associated with Archer obligations due to the transfer to United

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

Asset Sales

Subsequent to March 31, 2025, the Company completed the sale of five engines for gross proceeds of approximately $5.0 million, all of which was used to pay down our UST Loan.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 82 cities in 34 states, Cuba, and Mexico. As of March 31, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 238 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and six months ended March 31, 2025 and March 31, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the three and six months ended March 31, 2024 also included $6.2 million in revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the six months ended March 31, 2025.

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

Gain on Investments. Gain on investments relates to gains resulting from the transfer of investments in equity securities.

Unrealized Loss on Investments, Net. Unrealized loss on investments, net relates to losses resulting from the change in fair value of investments in equity securities.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

We had operating loss of $57.3 million in our three months ended March 31, 2025 compared to operating income of $11.6 million in our three months ended March 31, 2024. In our three months ended March 31, 2025, we had net loss of $58.6 million compared to net income of $11.7 million in our three months ended March 31, 2024.

Our operating results for the three months ended March 31, 2025 worsened as a result of the loss recorded on the sale of aircraft, impairment related to held for sale assets and the write down of E-175 aircraft, and a decrease in contract revenue. This was partially offset due to decreases in operating expenses from; (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; and (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. Our contract revenue decreased due to fewer aircraft under contract and higher deferred revenue. We also recognized the retroactive United block hour compensation rate increase for the three months ended December 31, 2023 during the three months ended March 31, 2024.

Operating Revenues

	Three Months Ended March 31,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$68,423		$113,820		$(45,397)	(39.9)%
Pass-through and other		26,324		17,762		8,562	48.2%
Total operating revenues		$94,747		$131,582		$(36,835)	(28.0)%

Operating data:
Available seat miles—ASMs (thousands)		890,987		961,761		(70,774)	(7.4)%
Block hours		39,517		43,270		(3,753)	(8.7)%
Revenue passenger miles—RPMs (thousands)		723,141		791,376		(68,235)	(8.6)%
Average stage length (miles)		600		544		56	10.3%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.68	¢	11.83	¢	(4.15)	(35.1)%
Passengers		1,174,960		1,422,702		(247,742)	(17.4)%

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

Total operating revenue decreased by $36.8 million, or 28.0%, to $94.7 million for our three months ended March 31, 2025 as compared to our three months ended March 31, 2024. Contract revenue decreased by $45.4 million, or 39.9%, to $68.4 million, primarily due to fewer aircraft under contract and higher deferred revenue. We also recognized the retroactive United block hour compensation rate increase for the three months ended December 31, 2023 during the three months ended March 31, 2024. Our block hours flown during our three months ended March 31, 2025, decreased 8.7% compared to the three months ended March 31, 2024 due to fewer aircraft under contract. Our pass-through and other revenue increased by $8.6 million, or 48.2%, to $26.3 million compared to our three months ended March 31, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$36,197	$49,329	$(13,132)	(26.6)%
Maintenance	43,539	44,272	(733)	(1.7)%
Aircraft rent	1,324	1,408	(84)	(6.0)%
General and administrative	11,484	11,133	351	3.2%
Depreciation and amortization	5,955	9,823	(3,868)	(39.4)%
Asset impairment	46,173	2,659	43,514	1636.5%
Loss on sale of assets	7,706	—	7,706	100.0%
(Gain) on extinguishment of debt	—	—	—	100.0%
Other operating expenses	(379)	1,315	(1,694)	(128.8)%
Total operating expenses	$151,999	$119,939	$32,060	26.7%
Operating data:
Available seat miles—ASMs (thousands)	890,987	961,761	(70,774)	(7.4)%
Block hours	39,517	43,270	(3,753)	(8.7)%
Average stage length (miles)	600	544	56	10.3%
Departures	19,894	23,691	(3,797)	(16.0)%

Flight Operations. Flight operations expense decreased $13.1 million, or 26.6%, to $36.2 million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of decreases in headcount.

Maintenance. Aircraft maintenance expense decreased $0.7 million, or 1.7%, to $43.5 million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024. This decrease was primarily driven by a decrease in wages. Total pass-through maintenance expenses reimbursed by United increased by $11.1 million during our three months ended March 31, 2025 compared to our three months ended March 31, 2024.

The following table presents information regarding our maintenance costs during the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Engine overhaul	$86	$(5)	$91	(1820.0)%
Pass-through engine overhaul	9,101	5,542	3,559	64.2%
C-check	1,305	1,359	(54)	(4.0)%
Pass-through C-check	6,246	3,244	3,002	92.5%
Component contracts	2,247	4,783	(2,536)	(53.0)%
Rotable and expendable parts	1,378	4,105	(2,727)	(66.4)%
Other pass-through	9,321	4,818	4,503	93.5%
Labor and other	13,855	20,426	(6,571)	(32.2)%
Total	$43,539	$44,272	$(733)	(1.7)%

Aircraft Rent. Aircraft rent expense decreased $0.1 million, or 6.0%, to $1.3 million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024. The decrease is primarily due to fewer airframe lease costs during our three months ended March 31, 2025.

General and Administrative. General and administrative expense increased $0.4 million, or 3.2%, to $11.5 million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024. The increase is primarily driven by increased consulting fees, partially offset by decreases in wages and pass-through insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased by $3.9 million, or 39.4%, to $6.0 million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $46.2 million was recorded for our three months ended March 31, 2025 related to held for sale assets. There was $2.7 million of asset impairment recorded for the three months ended March 31, 2024 related to held for sale assets.

Loss on Sale of Assets. A loss on sale of assets of $7.7 million was recorded for our three months ended March 31, 2025 primarily related to a write off of deferred heavy maintenance upon the sale of 10 E-175 aircraft.

Other Operating Expenses. Other operating expenses decreased by $1.7 million, to $(0.4) million for our three months ended March 31, 2025 compared to our three months ended March 31, 2024. The decrease is primarily attributable to lower interrupted trip expense during the three months ended March 31, 2025.

Other Expense

Other expense increased by $5.3 million, to $5.2 million for our three months ended March 31, 2025, compared to our three months ended March 31, 2024. The increase is primarily attributable to a lack of non-operating gains during the three months ended March 31, 2025 versus gains on debt forgiveness and the sale of equity investments that occurred during the three months ended March 31, 2024. The increase was partially offset by lower interest expense and a minimal unrealized loss on investments for our three months ended March 31, 2025, versus a $6.5 million unrealized loss on investments for our three months ended March 31, 2024.

Income Taxes

The income tax benefit totaled $3.9 million for the three months ended March 31, 2025 compared to a tax benefit of $(0.1) million for the three months ended March 31, 2024. The effective tax rate ("ETR") from continuing operations was 6.2% for the three months ended March 31, 2025 compared to 0.6% for the three months ended March 31, 2024. Our ETR during the three months ended March 31, 2025 increased from the three months ended March 31, 2024, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $276.2 million and $146.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $0.5 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

We had operating loss of $168.0 million in our six months ended March 31, 2025 compared to operating loss of $36.8 million in our six months ended March 31, 2024. In our six months ended March 31, 2025, we had net loss of $173.2 million compared to net loss of $46.2 million in our six months ended March 31, 2024.

Our operating results for the six months ended March 31, 2025 worsened as a result of (i) decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract; (ii) large losses and impairments associated with the sale of 18 E-175 aircraft; and (iii) increased impairment expense, partially offset by (i) decreases in flight operations as a result of decreased pilot training and lower pilot wages; and (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft.

Operating Revenues

	Six Months Ended March 31,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$149,101		$214,920		$(65,819)	(30.6)%
Pass-through and other		48,879		35,439		13,440	37.9%
Total operating revenues		$197,980		$250,359		$(52,379)	(20.9)%

Operating data:
Available seat miles—ASMs (thousands)		1,764,201		1,988,562		(224,361)	(11.3)%
Block hours		78,552		89,928		(11,376)	(12.7)%
Revenue passenger miles—RPMs (thousands)		1,449,042		1,656,663		(207,621)	(12.5)%
Average stage length (miles)		574		539		35	6.5%
Contract revenue per available seat mile—CRASM (in cents)	¢	8.45	¢	10.81	¢	(2.36)	(21.8)%
Passengers		2,478,574		3,030,872		(552,298)	(18.2)%

Total operating revenue decreased by $52.4 million, or 20.9%, to $198.0 million for our six months ended March 31, 2025 as compared to our six months ended March 31, 2024. Contract revenue decreased by $65.8 million, or 30.6%, to $149.1 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the six months ended March 31, 2024. Our block hours flown during our six months ended March 31, 2025 decreased 12.7% compared to the six months ended March 31, 2024 due to a decrease in scheduled flying for United and fewer aircraft under contract. Our pass-through and other revenue increased by $13.4 million, or 37.9%, to $48.9 million compared to our six months ended March 31, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Six Months Ended March 31,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$71,470	$101,147	$(29,677)	(29.3)%
Maintenance	90,066	92,899	(2,833)	(3.0)%
Aircraft rent	2,940	2,612	328	12.6%
General and administrative	21,003	23,142	(2,139)	(9.2)%
Depreciation and amortization	13,934	23,116	(9,182)	(39.7)%
Asset impairment	111,838	43,043	68,795	159.8%
Loss on sale of assets	54,397	—	54,397	100.0%
(Gain) on extinguishment of debt	—	(2,954)	2,954	(100.0)%
Other operating expenses	381	4,159	(3,778)	(90.8)%
Total operating expenses	$366,029	$287,164	$78,865	27.5%
Operating data:
Available seat miles—ASMs (thousands)	1,764,201	1,988,562	(224,361)	(11.3)%
Block hours	78,552	89,928	(11,376)	(12.7)%
Average stage length (miles)	574	539	35	6.5%
Departures	41,245	49,945	(8,700)	(17.4)%

Flight Operations. Flight operations expense decreased $29.7 million, or 29.3%, to $71.4 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown.

Maintenance. Aircraft maintenance expense decreased $2.8 million, or 3.0%, to $90.0 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024. This decrease was primarily driven by a decrease in labor and rotable and expendable parts, partially offset by an increase in other pass-through engine overhaul, other pass-through costs, and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by United increased by $18.5 million during our six months ended March 31, 2025 compared to our six months ended March 31, 2024.

The following table presents information regarding our maintenance costs during the six months ended March 31, 2025 and March 31, 2024 (in thousands):

	Six Months Ended March 31,
	2025	2024
Engine overhaul	$86	$49	$37	75.5%
Pass-through engine overhaul	19,250	11,249	8,001	71.1%
C-check	1,953	3,979	(2,026)	(50.9)%
Pass-through C-check	13,985	7,048	6,937	98.4%
Component contracts	7,707	10,394	(2,687)	(25.9)%
Rotable and expendable parts	2,951	8,219	(5,268)	(64.1)%
Other pass-through	13,794	10,257	3,537	34.5%
Labor and other	30,340	41,704	(11,364)	(27.2)%
Total	$90,066	$92,899	$(2,833)	(3.0)%

Aircraft Rent. Aircraft rent expense increased $0.3 million, or 12.6%, to $2.9 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024. The increase is primarily due greater engine lease costs during our six months ended March 31, 2025.

General and Administrative. General and administrative expense decreased $2.1 million, or 9.2%, to $21.0 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024. The decrease is primarily driven by decreases in wages and pass-through insurance costs, partially offset by increased consulting fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $9.2 million, or 39.7%, to $13.9 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $111.8 million was recorded for our six months ended March 31, 2025 primarily related to held for sale assets and the write down of net book value of 10 E-175 aircraft. There was $43.0 million of asset impairment recorded for our six months ended March 31, 2024, related to held for sale assets.

Gain on extinguishment of debt. A gain on extinguishment of debt of $3.0 million was recorded for our six months ended March 31, 2024 related to the retirement of debt. There was no gain on extinguishment of debt recorded for the six months ended March 31, 2025.

Other Operating Expenses. Other operating expenses decreased by $3.8 million, to $0.4 million for our six months ended March 31, 2025 compared to our six months ended March 31, 2024. The decrease is primarily attributable to lower interrupted trip expense during the six months ended March 31, 2025.

Other expense increased by $2.5 million to $2.8 million for our six months ended March 31, 2025, compared to our six months ended March 31, 2024. The increase is primarily attributable to lower non-operating gains for our six months ended March 31, 2025, partially offset by a decrease in interest expense and a lower unrealized loss on investments in equity securities.

Income Taxes

The income tax benefit totaled $5.7 million for the six months ended March 31, 2025 compared to a tax benefit of $0.9 million for the six months ended March 31, 2024. The effective tax rate ("ETR") from continuing operations was 3.1% for the six months ended March 31, 2025 compared to -2.1% for the six months ended March 31, 2024. Our ETR during the six months ended March 31, 2025 decreased from the six months ended March 31, 2024 due to permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of March 31, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $276.2 million and $146.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. Approximately $0.5 million of state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Reconciliation:
Net loss	$(58,631)	$11,660	$(173,188)	$(46,190)
Income tax (benefit)/expense	(3,863)	72	(5,591)	936
Loss before taxes	(62,494)	11,732	$(178,779)	$(45,254)
Gain on investments	—	(7,230)	—	(7,230)
Unrealized loss on investments, net	11	6,499	53	4,048
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)	59,539	(4,692)	171,763	35,399
Adjusted loss before taxes	(2,944)	6,309	(6,963)	(13,037)
Interest expense	5,334	10,640	12,398	21,800
Interest income	(24)	(14)	(41)	(28)
Depreciation and amortization	5,955	9,823	13,934	23,116
Adjusted EBITDA	$8,321	$26,758	$19,328	$31,851
Aircraft rent	1,324	1,408	2,940	2,612
Adjusted EBITDAR	$9,645	$28,166	$22,268	$34,463

(1) $3.0 million gain on extinguishment of debt during the six months ended March 31, 2024.
(2) $10.5 million gain on debt forgiveness during the three and six months ended March 31, 2024.
(3) $0.9 million loss for early payment fees on the retirement of debt during the three and six months ended March 31, 2024.
(4) $2.7 million and $43.0 million impairment loss related to held for sale assets during the three and six months ended March 31, 2024, respectively.
(5) $1.2 million and $1.5 million loss on deferred financing costs related to the retirement of debts during the three and six months ended March 31, 2024, respectively.
(6) $1.2 million and $3.2 million in third party costs associated with significant, non-recurring transactions during the three and six months ended March 31, 2024, respectively.
(7) $0.2 million gain and $0.2 million loss on the sale of assets during the three and six months ended March 31, 2024, respectively.
(8) $0.7 million in miscellaneous costs associated with the sale of assets during the three and six months ended March 31, 2025.
(9) $7.7 million and $54.3 million net loss on the sale of assets during the three and six months ended March 31, 2025, respectively.
(10) $1.3 million and $2.0 million loss on deferred financing costs related to the retirement of debts during the three and six months ended March 31, 2025, respectively.
(11) $3.6 million and $4.3 million in third party costs associated with significant, non-recurring transactions during the three and six months ended March 31, 2025, respectively.
(12) $46.2 million and $51.1 million impairment loss related to held for sale assets during the three and six months ended March 31, 2025, respectively.
(13) $2.9 million loss on the write off of interest related to the sale of aircraft during the six months ended March 31, 2025.
(14) $60.7 million impairment loss related to the write down of net book value of certain aircraft during the six months ended March 31, 2025.
(15) $4.5 million gain on debt forgiveness during the six months ended March 31, 2025.

Liquidity and Capital Resources

Going Concern

During our three and six months ended March 31, 2025 and fiscal year ended September 30, 2024, the decrease in scheduled flying activity associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United has asked us to accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result of the decrease in scheduled flying activity for United, we produced less block hours to generate revenues. During the six months ended March 31, 2025, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $173.2 million, primarily due to a $54.4 million loss recorded related to the sale of 18 E-175 aircraft and $111.8 million in impairment related to held for sale assets and the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended March 31, 2025, and through the date of issuance of the financial statements.

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

As of March 31, 2025, the Company has $98.6 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the six months ended March 31, 2025 were approximately 2.2% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of March 31, 2025, our principal sources of cash are cash and cash equivalents of $54.1 million and $75.8 million in assets held for sale as of March 31, 2025. As of March 31, 2025, we had $131.7 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of March 31, 2025, we had $98.6 million of current debt, excluding finance leases, and $31.7 million of long-term debt excluding finance leases.

Restricted Cash

As of March 31, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the six months ended March 31, 2025 and March 31, 2024 (in thousands):

	Six Months Ended March 31,
	2025	2024
Net cash (provided by) used in operating activities	$(33,951)	$8,388
Net cash provided by investing activities	177,969	94,504
Net cash used in financing activities	(105,489)	(117,451)
Net increase/(decrease) in cash, cash equivalents and restricted cash	38,529	(14,559)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$57,159	$21,513

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our six months ended March 31, 2025, we had cash flow used in operating activities of $34.0 million. We had net loss of $173.2 million adjusted for the following significant non-cash items: depreciation and amortization of $13.9 million, stock-based compensation of $0.5 million, deferred income taxes of $(7.6) million, amortization of deferred credits of $(4.1) million, amortization of debt discount and financing costs and accretion of interest of $3.5 million, asset impairment of $111.8 million, loss on sale of assets of $54.4 million, gain on debt forgiveness of $(4.5) million, and $4.1 million in miscellaneous operating cash flow items. We had a net change of $(32.9) million within other net operating assets and liabilities largely driven by increases in accounts receivable and decreases in accounts payable and accrued expenses.

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

During our six months ended March 31, 2025, net cash flow provided by investing activities totaled $178.0 million. Proceeds from the sale of aircraft and engines totaled $182.1 million and we invested $(4.3) million in capital expenditures, primarily consisting of rotable parts and tools. We received $0.2 million in refunds of equipment and other deposits.

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

During our six months ended March 31, 2025, net cash flow used in financing activities was $105.5 million, all of which was payments on long-term debt and finance leases.

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

As of March 31, 2025, we had $131.7 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.3 million in the six months ended March 31, 2025. We did not have any fixed-rate debt as of March 31, 2025.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements were indexed to one- and three-month LIBOR, which were sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, replaced LIBOR with SOFR after June 30, 2023. We applied expedients to agreements under LIBOR that were replaced by SOFR. Under the expedient, we now account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. New effective yields were established based on the new carrying amount and revised cash flows. As of March 31, 2025, we had $131.7 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

We believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of March 31, 2025 and September 30, 2024, and the results of operations and cash flows for the period ended March 31, 2025 and March 31, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Our failure to be current in our SEC filings could pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations

Under the Exchange Act, the Company, as reporting company, is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. Our inability to timely file our periodic reports with the SEC, as occurred with our Annual Report on Form 10-K for the fiscal years ended September 30, 2024 and 2023, and Quarterly Reports on Form 10-Q for the periods ended December 31, 2023, March 31, 2024, June 30, 2024, December 31, 2024, and March 31, 2025 could have an adverse impact on our ability to, among other things, (i) remain listed on the Nasdaq Stock Market, (ii) access our credit facilities, (iii) attract and retain key employees, and (iv) raise funds in the public markets, any of which could materially and adversely affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: May 20, 2025	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)