Form 10-Q
period 2025-06-30
MESA AIR GROUP INC
filed 2025-08-13
CIK 810332

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 41,866,972 shares of common stock, no par value per share, issued and outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (June 30, 2025 is unaudited)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$42,472	$15,621
Restricted cash	3,048	3,009
Receivables, net ($6,325 and $1,883 from related party)	8,724	5,263
Expendable parts and supplies, net	16,172	28,272
Assets held for sale	60,311	5,741
Prepaid expenses and other current assets	2,714	3,371
Total current assets	133,441	61,277

Property and equipment, net	31,850	426,351
Lease and equipment deposits	637	1,289
Operating lease right-of-use assets	7,255	7,231
Deferred heavy maintenance, net	—	6,396
Assets held for sale	—	86,605
Other assets	5,466	7,709
Total assets	$178,649	$596,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($3,998 and $6,604 from related party)	$84,725	$50,455
Current portion of deferred revenue	5,532	3,932
Current maturities of operating leases	1,693	1,681
Accounts payable	50,132	72,096
Accrued compensation	9,294	12,797
Customer deposits	226	1,189
Other accrued expenses	23,015	32,308
Total current liabilities	174,617	174,458
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($29,020 and $30,914 from related party)	28,245	259,816
Noncurrent operating lease liabilities	6,872	6,863
Deferred credits from related party	—	3,020
Deferred income taxes	575	8,173
Deferred revenue, net of current portion	7,787	5,707
Other noncurrent liabilities	1,837	28,579
Total noncurrent liabilities	45,316	312,158
Total liabilities	219,933	486,616
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,861,544 (2025) and 41,331,719 (2024) shares issued and outstanding, 4,899,497 (2025) and 4,899,497 (2024) warrants issued and outstanding	273,183	272,376
Accumulated deficit	(314,467)	(162,134)
Total stockholders' equity	(41,284)	110,242
Total liabilities and stockholders' equity	$178,649	$596,858

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Contract revenue (2025 - $68,424 and $212,969 and 2024 - $93,867 and $301,796 from related party)	$69,940	$95,596	$219,041	$310,516
Pass-through and other revenue	22,844	15,197	71,723	50,636
Total operating revenues	92,784	110,793	290,764	361,152

Operating expenses:
Flight operations	36,551	45,455	108,021	146,602
Maintenance	41,417	44,266	131,483	137,165
Aircraft rent	98	1,684	3,038	4,296
General and administrative	11,585	9,715	32,588	32,857
Depreciation and amortization	3,377	9,730	17,311	32,846
Asset impairment	(52)	7,880	111,786	50,923
Loss on sale of assets	—	—	54,397	150
Other operating expenses	(46)	1,090	335	5,098
Total operating expenses	92,930	119,820	458,959	409,937
Operating loss	(146)	(9,027)	(168,195)	(48,785)
Other income (expense), net:
Interest expense	(3,256)	(9,032)	(15,654)	(30,832)
Interest income	74	17	115	45
(Loss) gain on investments	—	(776)	—	6,454
Unrealized loss on investments, net	—	(2,025)	(53)	(6,073)
Gain on extinguishment of debt	—	—	—	2,954
Gain on debt forgiveness	—	—	4,500	10,500
Other income (expense), net	23,946	125	21,126	(234)
Total other income (expense), net	20,764	(11,691)	10,034	(17,186)
Income (loss) before taxes	20,618	(20,718)	(158,161)	(65,971)
Income tax (benefit) expense	(238)	(810)	(5,829)	126
Net income (loss) and comprehensive income (loss)	$20,856	$(19,908)	$(152,332)	$(66,097)
Net income (loss) per share attributable to
common shareholders
Basic	$0.50	$(0.48)	$(3.68)	$(1.61)
Diluted	$0.50	$(0.48)	$(3.68)	$(1.61)
Weighted-average common shares outstanding
Basic	41,439	41,217	41,368	41,075
Diluted	41,683	41,217	41,368	41,075

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

	Nine Months Ended June 30, 2025
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at September 30, 2024	41,331,719	4,899,497	$272,376	$(162,134)	$110,242

Stock compensation expense	—	—	279	—	279
Net loss	—	—	—	(114,558)	(114,558)
Balance at December 31, 2024	$41,331,719	$4,899,497	$272,655	$(276,692)	$(4,037)

Stock compensation expense	—	—	264	—	264
Payment of tax withholding for RSUs	(1,286)	—	(1)	—	(1)
Restricted shares issued	4,000	—	—	—	—
Net income	—	—	—	(58,631)	(58,631)
Balance at March 31, 2025	41,334,433	4,899,497	$272,918	$(335,323)	$(62,405)

Stock compensation expense	—	—	268	—	268
Payment of tax withholding for RSUs	(1,286)	—	(3)	—	(3)
Restricted shares issued	528,397	—	—	—	—
Net income	—	—	—	20,856	20,856
Balance at June 30, 2025	$41,861,544	$4,899,497	$273,183	$(314,467)	$(41,284)

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(152,332)	$(66,097)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	17,311	32,846
Stock compensation expense	811	1,047
Unrealized loss on investments, net	53	6,073
Realized gain on investments	—	(6,454)
Deferred income taxes	(7,597)	(355)
Write off of warrant liability	(25,125)	—
Amortization of deferred credits	(4,126)	(798)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	4,163	6,243
Asset impairment	111,786	50,923
Loss on sale of assets	54,397	150
(Gain) on extinguishment of debt	—	(2,954)
(Gain) on debt forgiveness	(4,500)	(10,500)
Other	6,051	3,187
Changes in assets and liabilities:
Receivables	(7,869)	2,300
Expendable parts and supplies	(5,977)	(1,407)
Prepaid expenses and other operating assets and liabilities	1,206	4,006
Accounts payable	(21,964)	6,055
Deferred revenue	3,680	(8,302)
Deferred heavy maintenance	—	(1,637)
Accrued expenses and other liabilities	(13,311)	5,771
Operating lease right-of-use assets and liabilities	(3)	(501)
Net cash (used in) provided by operating activities	(43,346)	19,596

Cash flows from investing activities:
Capital expenditures	(5,411)	(16,908)
Proceeds from sale of aircraft and engines	198,973	127,136
Proceeds from sale of investments in equity securities	—	2,729
Investment transaction costs	—	(380)
Refund of equipment and other deposits	100	341
Net cash provided by investing activities	193,662	112,918

Cash flows from financing activities:
Proceeds from long-term debt	—	86,855
Principal payments on long-term debt and finance leases	(123,422)	(235,156)
Debt prepayment costs	—	(922)
Proceeds from issuance of ESPP	—	48
Payment of tax withholding for RSUs	(4)	(126)
Net cash used in financing activities	(123,426)	(149,301)

Net change in cash, cash equivalents and restricted cash	26,890	(16,787)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$45,520	$19,285

Supplemental cash flow information
Cash paid for interest	$11,155	$23,344
Operating lease payments in operating cash flows	$2,109	$3,738
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$2,936	$419
Supplemental non-cash financing activities
Principal payments in exchange for transfer of aircraft	$73,362	$—
Principal payments in exchange for transfer of equity investment	$—	$12,610
Principal forgiven	$4,500	$10,500

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 79 cities in 31 states, Cuba, and Mexico. As of June 30, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 254 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Amended and Restated Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and nine months ended June 30, 2025 and June 30, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the nine months ended June 30, 2024 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the nine months ended June 30, 2025.

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

Conditions to the Merger

Each of Mesa’s and Republic's obligation to consummate the Merger is subject to a number of conditions, including, among others, the following, as further described in the Merger Agreement: (i) approval of the transactions contemplated under the Merger Agreement by (a) the holders of at least two-thirds of the outstanding shares of Republic Common Stock entitled to vote thereon and (b) the holders of a majority of the outstanding shares of Mesa Common Stock, (ii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the registration statement relating to the transaction, (iv) the shares of Mesa Common Stock to be issued in the Merger being approved for listing on NASDAQ, (v) no governmental entity shall have enacted, issued, promulgated, enforced or entered any law or order that has the effect of making illegal, enjoining, or otherwise restraining or prohibiting the consummation of the transactions contemplated under the Merger Agreement, (vi) the receipt of requisite approvals from specified aviation authorities, (vii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) material compliance by the other party with its covenants, (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement, (x) the satisfaction of certain specified conditions of the Three Party Agreement (as defined below), (xi) United shall not have materially breached the terms of the CPA Side Letter (as defined in the Merger Agreement) or provided Mesa or Republic with written notice of its intention not to perform or comply with any of the terms or conditions under the Go-Forward CPA (as defined in the Merger Agreement), and (xiii) the filing by Mesa of its Form 10-K for the period ended September 30, 2024 and Form 10-Q for the period ended December 31, 2024. The conditions set forth in subsection (xiii) have been satisfied.

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

Liquidity and Going Concern

During our three and nine months ended June 30, 2025 and fiscal year ended September 30, 2024, costs associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United requested that we accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result, during the nine months ended June 30, 2025, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $152.3 million, primarily due to a $54.4 million loss recorded related to the sale of 18 E-175 aircraft and $111.8 million in impairment related to held for sale assets and the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended June 30, 2025, and through the date of issuance of the financial statements.

•
On April 4, 2025, the Company entered into the Three Party Agreement among United, Republic, and the Company, as well as a Merger Agreement entered into by Republic and Mesa, which provides for, among other things, the following:
o
Termination of the United CPA which will be replaced with a new long-term CPA
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
•
Based on the most recent appraisal value of our spare parts, we have $10.5 million of borrowing capacity under our United Revolving Credit Facility.
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

As of June 30, 2025, the Company has $84.7 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. As of June 30, 2025, we operated 60 E-175 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns all of the E-175 aircraft as of June 30, 2025. The E-175 aircraft owned by United and leased to us have terms expiring between 2026 and 2028.

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

During the nine months ended June 30, 2025, we amended our United CPA, providing for the following:

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

Segment Reporting

As of June 30, 2025, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from United in advance of our performance. During the three months ended June 30, 2025, we recognized approximately $1.3 million of previously deferred revenue and during the nine months ended June 30, 2025, we deferred approximately $3.7 million in revenue. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of June 30, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending September 30,	Total Deferred Revenue
2025 (remainder of)	$1,636
2026	5,498
2027	4,163
2028	2,022
Total	$13,319

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. We recognized $0.2 million and $29.5 million of lease revenue for the three months ended June 30, 2025 and June 30, 2024, respectively, and $26.1 million and $98.1 million during the nine months ended June 30, 2025 and June 30, 2024, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. As of June 30, 2025, we did not have any leases determined to be finance leases.

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

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from United related to aircraft modifications and pilot training associated with the CPA. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the CPA. Upon the sale of the 18 E-175 aircraft to United during the nine months ended June 30, 2025, the deferred credits were written off

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at June 30, 2025 and September 30, 2024 were zero and $4.1 million, respectively. We recognized zero and $0.3 million of the deferred credits within contract revenue during the three months ended June 30, 2025 and June 30, 2024, respectively, and $4.1 million and $1.5 million during the nine months ended June 30, 2025 and June 30, 2024, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We accounted for heavy maintenance and major overhaul costs on our previously owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was zero and $0.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $1.3 million and $2.3 million for the nine months ended June 30, 2025 and June 30, 2024, respectively. Upon the sale of the 18 E-175 aircraft to United during the nine months ended June 30, 2025, the remaining deferred heavy maintenance balances were written off. As of June 30, 2025 and September 30, 2024, our deferred heavy maintenance balance, net of accumulated amortization, was zero and $6.4 million, respectively.

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

Engine overhaul expense totaled $5.5 million and $6.8 million for the three months ended June 30, 2025 and June 30, 2024, respectively, of which $5.5 million and $6.8 million, respectively, was pass-through expense. Engine overhaul expense totaled $24.8 million and $18.1 million for the nine months ended June 30, 2025 and June 30, 2024, respectively, of which $24.7 million and $18.1 million, respectively, was pass-through expense. Airframe C-check expense totaled $5.1 million and $3.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively, of which $3.8 million and $2.1 million, respectively, was pass-through expense. Airframe C-check expense totaled $21.0 million and $14.7 million for the nine months ended June 30, 2025 and June 30, 2024, respectively, of which $17.8 million and $9.1 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of June 30, 2025.

3.
Recent Accounting Pronouncements

We continue to evaluate recent accounting pronouncements and the effect that new standards and guidance has on our consolidated financial statements. During the nine months ended June 30, 2025, the Company applied the following new disclosure requirements:

•
Accounting Standards Update 2023-07, which requires enhanced disclosures regarding the Company's reportable segments.
•
Accounting Standards Update 2023-08, which requires additional income tax disclosures for better assessment of tax risks and tax planning.

Additionally, the Company is evaluating Accounting Standards Update 2024-03 which goes into effect in 2026 and requires the disaggregation of operating expenses as well as additional disclosures

4.
Concentrations of Credit Risk

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

As of June 30, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and nine months ended June 30, 2025 and June 30, 2024 was derived from the United CPA, DHL FSA, leases of our CRJ-700 aircraft to a third party, and MPD. Substantially all of our accounts receivable at June 30, 2025 and September 30, 2024 was derived from these agreements.

United accounted for approximately 98% and 98% of our total revenue for the three months ended June 30, 2025 and June 30, 2024, respectively and 98% and 96% of our total revenue for the nine months ended June 30, 2025 and 2024, respectively. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under the United CPA are subject to our interpretation of the applicable agreement and are subject to audit by United. Periodically, our United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of United. As such, we review amounts due based on historical collection trends, the financial condition of United, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of June 30, 2025 or September 30, 2024. If our ability to collect these receivables and the financial viability of United is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Assets Held for Sale

During the three months ended June 30, 2025, management continued our plan to sell certain of our aircraft and related parts. As of March 31, 2025, the Company had a total of 27 airframes, 46 engines, and certain spare parts classified as held for sale. The Company completed the sale of six CRJ-900 airframes, 13 GE Model CF34-8C engines, and certain spare parts during the three months ended June 30, 2025.

During the three months ended June 30, 2025, the Company reclassified one spare engine to held for sale. We have a total of 21 airframes, 34 engines, and certain spare parts classified as held for sale as of June 30, 2025 with a net book value of $60.3 million, all of which is classified as current assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30,	September 30,
	2025	2024
Expendable parts and supplies, net:
Expendable parts and supplies	$23,441	$39,089
Less: expendable parts warranty	(4,355)	(6,079)
Less: obsolescence	(2,914)	(4,738)
	$16,172	$28,272
Property and equipment, net:
Aircraft and other flight equipment	$50,104	$591,421
Other equipment	9,588	9,503
Total property and equipment	59,692	600,924
Less: accumulated depreciation	(27,842)	(174,573)
	$31,850	$426,351
Other assets:
Investments in equity securities	$350	$300
Lease incentives	—	812
Contract asset	4,441	6,081
Other	675	516
	$5,466	$7,709
Other accrued expenses:
Accrued property taxes	$2,483	$4,650
Accrued interest	1,029	2,997
Accrued vacation	6,497	7,421
Accrued lodging	4,092	4,433
Accrued maintenance	1,415	2,493
Accrued employee benefits	1,550	1,075
Accrued fleet operating expense	412	2,751
Other	5,537	6,488
	$23,015	$32,308
Other noncurrent liabilities:
Warrant liabilities	$100	$25,225
Lease incentive obligations	—	1,050
Long-term employee benefits	1,737	485
Other	—	1,819
	$1,837	$28,579

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

During the three months ended June 30, 2025, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups and noted that no indicators of impairment existed for our fleet.

During the three months ended June 30, 2025, the Company reevaluated the fair value of our held for sale assets and recorded a net impairment true-up adjustment gain of $0.1 million. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $3.4 million and $9.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $17.3 million and $32.8 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.

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

Other than our assets held for sale, investments in equity securities, and warrant liabilities, described in Notes 5, 6, and 14, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of June 30, 2025 and September 30, 2024.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	June 30, 2025		September 30, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$113.7	$110.4	$315.2	$305.3

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of June 30, 2025 and September 30, 2024, consisted of the following (in thousands):

	June 30,	September 30,
	2025	2024

Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	$—	$85,469
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	—	73,884
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	33,018	37,520
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	—	4,681
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	80,726	113,656
Gross long-term debt, including current maturities	113,744	315,210
Less unamortized debt issuance costs	-	(2,395)
Less notes payable warrants	(774)	(2,544)
Net long-term debt, including current maturities	112,970	310,271
Less current portion, net of unamortized debt issuance costs	(84,725)	(50,455)
Net long-term debt	$28,245	$259,816

Principal maturities of long-term debt as of June 30, 2025, and for each of the next five years are as follows (in thousands):

Periods Ending September 30,	Total Principal
2025 (remainder of)	$-
2026	86,538
2027	6,190
2028	4,782
2029	16,234
$113,744

The carrying value of collateralized aircraft and equipment as of June 30, 2025 was approximately $46.7 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. In connection with the sale of the E-175 aircraft, United assumed the EETC note with a remaining balance of $73.4 million at the time of assumption. As of June 30, 2025, the Company does not have any obligations under the EETC note.

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

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from April 2023 through December 2025. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the three months ended March 31, 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15 million achieved was recognized as a deemed prepayment. The remaining $4.5 million was recognized as a deemed prepayment during the nine months ended June 30, 2025.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the SOFR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December. As of June 30, 2025, the all-in rate was 8.06%.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On December 23, 2024, we entered into an agreement with the UST to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025, through the maturity date of the loan. As a result of the new CCR modification agreement, we are in compliance with this covenant as of June 30, 2025.

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

9.
Earnings/(Loss) Per Share

Calculations of net (loss)/earnings per common share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income/(loss)	$20,856	$(19,908)	$(152,332)	$(66,097)
Basic weighted average common shares outstanding	41,439	41,217	41,368	41,075
Diluted weighted average common shares outstanding	41,683	41,217	41,368	41,075
Net (loss)/income per common share attributable to Mesa Air Group:
Basic	$0.50	$(0.48)	$(3.68)	$(1.61)
Diluted	$0.50	$(0.48)	$(3.68)	$(1.61)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Warrants	—	—	—	—
Restricted stock	—	—	106	—
	—	—	106	—

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of June 30, 2025, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan contains restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") from continuing operations was -1.2% and 3.7% for the three and nine months ended June 30, 2025, respectively, and 3.9% and -0.2% for the three and nine months ended June 30, 2024, respectively. The Company’s ETR for all periods differed from the statutory rate principally as a result of the valuation allowance on operating loss carryforwards and deferred tax assets on tax expense.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $277.6 million and $150.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. No state net operating loss carryforwards are expected to expire in the current fiscal year.

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

The restricted share activity for the nine months ended June 30, 2025 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at September 30, 2024	975,415	$1.83
Granted	550,247	$1.04
Vested	(532,397)	$1.92
Forfeited	(29,575)	$1.88
Restricted shares unvested at June 30, 2025	963,690	$1.32

As of June 30, 2025, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended June 30, 2025 and June 30, 2024 was $0.3 million and $0.2 million, respectively, and $0.8 million and $1.0 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.

13.
Leases

As of June 30, 2025, we leased airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $1.9 million and $4.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $8.0 million and $17.1 million for the nine months ended June 30, 2025 and June 30, 2024, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$639	$810	$2,000	$3,233
Variable and short-term lease costs	1,261	2,581	5,907	5,543
Interest expense on finance lease liabilities	-	746	48	3,291
Amortization expense of finance lease assets	-	365	54	5,001
Total lease costs	$1,900	$4,502	$8,009	$17,068

As of June 30, 2025, our operating leases have a remaining weighted average lease term of 5.8 years and our operating lease liabilities were measured using a weighted average discount rate of 5.4%.

14.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Electric Aircraft Forward Purchase Commitments

In February 2021, we entered into a forward purchase contract with Archer for a number of eVTOL aircraft. The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met. During the three months ended June 30, 2025, the Company agreed to use reasonable best efforts to sell, assign, or transfer all rights and obligations associated with its Archer warrants and aircraft purchase agreement obligations to one or more third parties. If the Company is unable to transfer such rights and obligations by an agreed upon date, the Company and United will use commercially reasonable efforts to either terminate the remaining rights and obligations or have United assume them. Due to the transfer to United, the Company wrote off its liability associated with Archer obligations during the three months ended June 30, 2025.

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

15.
Subsequent Events

Sale of Assets

Subsequent to to June 30, 2025, the Company closed the sale of five CRJ-900 airframes and eight GE Model CF34-8C engines to third parties for gross proceeds of $11.7 million, all of which was used to pay down our UST Loan.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 79 cities in 31 states, Cuba, and Mexico. As of June 30, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 254 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and nine months ended June 30, 2025 and June 30, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the nine months ended June 30, 2024 also included $7.2 million in revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the nine months ended June 30, 2025.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

We had operating loss of $0.1 million in our three months ended June 30, 2025 compared to operating loss of $9.0 million in our three months ended June 30, 2024. In our three months ended June 30, 2025, we had net income of $20.9 million compared to net loss of $19.9 million in our three months ended June 30, 2024.

Our operating results for the three months ended June 30, 2025 improved as a result of (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft; and (iii) decreases in impairment related to held for sale assets. and the write down of E-175 aircraft. This was partially offset by a decrease in contract revenue due to fewer aircraft under contract and higher deferred revenue.

Operating Revenues

	Three Months Ended June 30,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$69,940		$95,596		$(25,656)	(26.8)%
Pass-through and other		22,844		15,197		7,647	50.3%
Total operating revenues		$92,784		$110,793		$(18,009)	(16.3)%

Operating data:
Available seat miles—ASMs (thousands)		996,290		962,669		33,621	3.5%
Block hours		44,100		43,813		287	0.7%
Revenue passenger miles—RPMs (thousands)		831,706		817,434		14,272	1.7%
Average stage length (miles)		604		535		69	12.9%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.02	¢	9.93	¢	(2.91)	(29.3)%
Passengers		1,357,129		1,513,581		(156,452)	(10.3)%

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

Total operating revenue decreased by $18.0 million, or 16.3%, to $92.8 million for our three months ended June 30, 2025 as compared to our three months ended June 30, 2024. Contract revenue decreased by $25.7 million, or 26.8%, to $69.9 million, primarily due to fewer aircraft under contract. Our block hours flown during our three months ended June 30, 2025, increased 0.7% compared to the three months ended June 30, 2024 due to an increase in the average stage length. Our pass-through and other revenue increased by $7.6 million, or 50.3%, to $22.8 million compared to our three months ended June 30, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$36,551	$45,455	$(8,904)	(19.6)%
Maintenance	41,417	44,266	(2,849)	(6.4)%
Aircraft rent	98	1,684	(1,586)	(94.2)%
General and administrative	11,585	9,715	1,870	19.2%
Depreciation and amortization	3,377	9,730	(6,353)	(65.3)%
Asset impairment	(52)	7,880	(7,932)	(100.7)%
Other operating expenses	(46)	1,090	(1,136)	(104.2)%
Total operating expenses	$92,930	$119,820	$(26,890)	(22.4)%
Operating data:
Available seat miles—ASMs (thousands)	996,290	962,669	33,621	3.5%
Block hours	44,100	43,813	287	0.7%
Average stage length (miles)	604	535	69	12.9%
Departures	22,162	24,144	(1,982)	(8.2)%

Flight Operations. Flight operations expense decreased $8.9 million, or 19.6%, to $36.6 million for our three months ended June 30, 2025 compared to our three months ended June 30, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of decreases in headcount and operating a single E-175 fleet type.

Maintenance. Aircraft maintenance expense decreased $2.8 million, or 6.4%, to $41.4 million for our three months ended June 30, 2025 compared to our three months ended June 30, 2024. This decrease was primarily driven by a decrease in labor and other expense. Total pass-through maintenance expenses reimbursed by United increased by $6.3 million during our three months ended June 30, 2025 compared to our three months ended June 30, 2024.

The following table presents information regarding our maintenance costs during the three months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Engine overhaul	$(4)	$—	$(4)	100.0%
Pass-through engine overhaul	5,494	6,826	(1,332)	(19.5)%
C-check	1,299	1,594	(295)	(18.5)%
Pass-through C-check	3,812	2,050	1,762	86.0%
Component contracts	2,104	4,226	(2,122)	(50.2)%
Rotable and expendable parts	1,403	4,382	(2,979)	(68.0)%
Other pass-through	11,788	5,956	5,832	97.9%
Labor and other	15,521	19,232	(3,711)	(19.3)%
Total	$41,417	$44,266	$(2,849)	(6.4)%

Aircraft Rent. Aircraft rent expense decreased $1.6 million, or 94.2%, to $0.1 million for our three months ended June 30, 2025 compared to our three months ended June 30, 2024. The decrease is primarily due to fewer engine lease costs during our three months ended June 30, 2025.

General and Administrative. General and administrative expense increased $1.9 million, or 19.2%, to $11.6 million for our three months ended June 30, 2025 compared to our three months ended June 30, 2024. The increase is primarily driven by increases in wages, pass-through insurance costs, and legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $6.4 million, or 65.3%, to $3.4 million for our three months ended June 30, 2025 compared to our three months ended June 30, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $(0.1) million was recorded for our three months ended June 30, 2025 related to held for sale assets. There was $7.9 million of asset impairment recorded for the three months ended June 30, 2024 related to held for sale assets.

Other Operating Expenses. Other operating expenses decreased by $1.1 million, to $(46) thousand for our three months ended June 30, 2025 compared to our three months ended June 30, 2024. The decrease is primarily attributable to lower interrupted trip expense during the three months ended June 30, 2025.

Other Income/(Expense)

Other income (expense) increased by $32.5 million, to $20.8 million for our three months ended June 30, 2025, compared to our three months ended June 30, 2024. The increase is primarily attributable to the write off of warrant liabilities, lower interest expense, and lower losses on investments.

Income Taxes

The income tax benefit totaled $0.2 million for the three months ended June 30, 2025 compared to a tax benefit of $0.8 million for the three months ended June 30, 2024. The effective tax rate ("ETR") from continuing operations was -1.2% for the three months ended June 30, 2025 compared to 3.9% for the three months ended June 30, 2024. Our ETR during the three months ended June 30, 2025 and June 30, 2024 differed from the statutory rate during both periods principally as a result of the impact of the valuation allowance on operating loss carryforwards and deferred tax assets on tax expense.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $277.6 million and $150.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. No state net operating loss carryforwards are expected to expire in the current fiscal year.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

We had operating loss of $168.2 million in our nine months ended June 30, 2025 compared to operating loss of $48.8 million in our nine months ended June 30, 2024. In our nine months ended June 30, 2025, we had net loss of $152.3 million compared to net loss of $66.1 million in our nine months ended June 30, 2024.

Our operating results for the nine months ended June 30, 2025 worsened as a result of (i) decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract; and (ii) large losses and impairments associated with the sale of 18 E-175 aircraft, partially offset by (a) decreases in flight operations as a result of decreased pilot training and lower pilot wages; and (b) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft.

Operating Revenues

	Nine Months Ended June 30,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$219,041		$310,516		$(91,475)	(29.5)%
Pass-through and other		71,723		50,636		21,087	41.6%
Total operating revenues		$290,764		$361,152		$(70,388)	(19.5)%

Operating data:
Available seat miles—ASMs (thousands)		2,760,491		2,951,231		(190,740)	(6.5)%
Block hours		122,652		133,741		(11,089)	(8.3)%
Revenue passenger miles—RPMs (thousands)		2,280,748		2,474,097		(193,349)	(7.8)%
Average stage length (miles)		584		538		46	8.6%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.93	¢	10.52	¢	(2.59)	(24.6)%
Passengers		3,835,703		4,544,453		(708,750)	(15.6)%

Total operating revenue decreased by $70.4 million, or 19.5%, to $290.8 million for our nine months ended June 30, 2025 as compared to our nine months ended June 30, 2024. Contract revenue decreased by $91.5 million, or 29.5%, to $219.0 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the nine months ended June 30, 2024. Our block hours flown during our nine months ended June 30, 2025 decreased 8.3% compared to the nine months ended June 30, 2024 due to a decrease in scheduled flying for United and fewer aircraft under contract. Our pass-through and other revenue increased by $21.1 million, or 41.6%, to $71.7 million compared to our nine months ended June 30, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Nine Months Ended June 30,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$108,021	$146,602	$(38,581)	(26.3)%
Maintenance	131,483	137,165	(5,682)	(4.1)%
Aircraft rent	3,038	4,296	(1,258)	(29.3)%
General and administrative	32,588	32,857	(269)	(0.8)%
Depreciation and amortization	17,311	32,846	(15,535)	(47.3)%
Asset impairment	111,786	50,923	60,863	119.5%
Loss on sale of assets	54,397	150	54,247	36164.7%
Other operating expenses	335	5,098	(4,763)	(93.4)%
Total operating expenses	$458,959	$409,937	$49,022	12.0%
Operating data:
Available seat miles—ASMs (thousands)	2,760,491	2,951,231	(190,740)	(6.5)%
Block hours	122,652	133,741	(11,089)	(8.3)%
Average stage length (miles)	584	538	46	8.6%
Departures	63,407	74,089	(10,682)	(14.4)%

Flight Operations. Flight operations expense decreased $38.6 million, or 26.3%, to $108.0 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown, decreases in headcount, and operating a single E-175 fleet type.

Maintenance. Aircraft maintenance expense decreased $5.7 million, or 4.1%, to $131.5 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024. This decrease was primarily driven by a decrease in labor and other and rotable and expendable parts, partially offset by an increase in other pass-through engine overhaul, other pass-through costs, and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by United increased by $24.7 million during our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024.

The following table presents information regarding our maintenance costs during the nine months ended June 30, 2025 and June 30, 2024 (in thousands):

	Nine Months Ended June 30,
	2025	2024
Engine overhaul	$82	$49	$33	67.3%
Pass-through engine overhaul	24,744	18,075	6,669	36.9%
C-check	3,252	5,573	(2,321)	(41.6)%
Pass-through C-check	17,797	9,098	8,699	95.6%
Component contracts	9,811	14,620	(4,809)	(32.9)%
Rotable and expendable parts	4,354	12,601	(8,247)	(65.4)%
Other pass-through	25,582	16,213	9,369	57.8%
Labor and other	45,861	60,936	(15,075)	(24.7)%
Total	$131,483	$137,165	$(5,682)	(4.1)%

Aircraft Rent. Aircraft rent expense decreased $1.3 million, or 29.3%, to $3.0 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024. The decrease is primarily due to fewer engine lease costs during our nine months ended June 30, 2025.

General and Administrative. General and administrative expense decreased $0.3 million, or 0.8%, to $32.6 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024. The decrease is primarily driven by decreases in pass-through property tax, partially offset by increased legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $15.5 million, or 47.3%, to $17.3 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $111.8 million was recorded for our nine months ended June 30, 2025 primarily related to held for sale assets and the write down of net book value of 10 E-175 aircraft. There was $50.9 million of asset impairment recorded for our nine months ended June 30, 2024, related to held for sale assets.

Other Operating Expenses. Other operating expenses decreased by $4.8 million, to $0.3 million for our nine months ended June 30, 2025 compared to our nine months ended June 30, 2024. The decrease is primarily attributable to lower interrupted trip expense and ferry fuel costs during the nine months ended June 30, 2025.

Other Income/(Expense)

Other income (expense) increased by $27.2 million to $10.0 million for our nine months ended June 30, 2025, compared to our nine months ended June 30, 2024. The increase is primarily attributable to the write off of warrant liabilities, lower interest expense, and lower losses on investments for our nine months ended June 30, 2025, partially offset by lower non-operating gains.

Income Taxes

The income tax benefit totaled $5.8 million for the nine months ended June 30, 2025 compared to a tax expense of $0.1 million for the nine months ended June 30, 2024. The effective tax rate ("ETR") from continuing operations was 3.7% for the nine months ended June 30, 2025 compared to -0.2% for the nine months ended June 30, 2024. Our ETR during the nine months ended June 30, 2025 and June 30, 2024 differed from the statutory rate during both periods principally as a result of the impact of the valuation allowance on operating loss carryforwards and deferred tax assets on tax expense.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of June 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $277.6 million and $150.6 million, respectively, which expire in 2030-2038 and 2024-2043, respectively. No state net operating loss carryforwards are expected to expire in the current fiscal year.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Reconciliation:
Net income/(loss)	$20,856	$(19,908)	$(152,332)	$(66,097)
Income tax (benefit)/expense	(238)	(810)	(5,829)	126
Income/(loss) before taxes	20,618	(20,718)	$(158,161)	$(65,971)
Gain on investments	—	776	—	(6,454)
Unrealized loss on investments, net	—	2,025	53	6,073
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)(17)	(21,176)	8,120	150,587	43,519
Adjusted loss before taxes	(558)	(9,797)	(7,521)	(22,833)
Interest expense	3,256	9,032	15,654	30,832
Interest income	(74)	(17)	(115)	(45)
Depreciation and amortization	3,377	9,730	17,311	32,846
Adjusted EBITDA	$6,001	$8,948	$25,329	$40,800
Aircraft rent	98	1,684	3,038	4,296
Adjusted EBITDAR	$6,099	$10,632	$28,367	$45,096

(1) $7.8 million and $50.9 million impairment loss related to held for sale assets during the three and nine months ended June 30, 2024, respectively.
(2) $0.2 million and $3.5 million in third party costs associated with significant or non-recurring transactions during the three and nine months ended June 30, 2024, respectively.
(3) $3.0 million gain on extinguishment of debt during the nine months ended June 30, 2024.
(4) $10.5 million gain on debt forgiveness during the nine months ended June 30, 2024.
(5) $0.2 million loss on the sale of assets during the nine months ended June 30, 2024.
(6) $1.5 million loss on deferred financing costs related to the retirement of debts during the nine months ended June 30, 2024.
(7) $0.9 million loss for early payment fees on the retirement of debt during the nine months ended June 30, 2024.
(8) $1.5 million of write offs of uncollectable loans during the three and nine months ended June 30, 2025.
(9) $25.1 million gain on the write off of warrant liabilities during the three and nine months ended June 30, 2025.
(10) $0.1 million and $2.1 million loss on deferred financing costs related to the retirement of debts during the three and nine months ended June 30, 2025, respectively.
(11) $2.5 million and $6.8 million in third party costs associated with significant or non-recurring transactions during the three and nine months ended June 30, 2025, respectively.
(12) $0.1 million net impairment gain and $51.1 net million impairment loss related to held for sale assets during the three and nine months ended June 30, 2025, respectively.
(13) $0.7 million in miscellaneous costs associated with the sale of assets during the nine months ended June 30, 2025.
(14) $54.4 million net loss on the sale of assets during the nine months ended June 30, 2025.
(15) $2.9 million loss on the write off of interest related to the sale of aircraft during the nine months ended June 30, 2025.
(16) $60.7 million impairment loss related to the write down of net book value of certain aircraft during the nine months ended June 30, 2025.
(17) $4.5 million gain on debt forgiveness during the nine months ended June 30, 2025.

Liquidity and Capital Resources

Going Concern

During our three and nine months ended June 30, 2025 and fiscal year ended September 30, 2024, costs associated with the transition of our operations with American to United, increased costs associated with pilot wages, together with increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United requested that we accelerate the removal of our CRJ-900 aircraft and transition the pilots to our E-175 fleet. These events will lead to increased costs and impact our block hour capabilities while these pilots are in training.

As a result, during the nine months ended June 30, 2025, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $152.3 million, primarily due to a $54.4 million loss recorded related to the sale of 18 E-175 aircraft and $111.8 million in impairment related to held for sale assets and the write down of net book value of 10 E-175 aircraft. These conditions and events raised concerns about our ability to continue to fund our operations and meet our debt obligations over the next twelve months from the filing of this Form 10-Q.

To address such concerns, management developed and implemented several material changes to our business designed to ensure the Company could continue to fund its operations and meet its debt obligations over the next twelve months. The following measures were implemented during the three months ended June 30, 2025, and through the date of issuance of the financial statements.

•
On April 4, 2025, the Company entered into the Three Party Agreement among United, Republic, and the Company, as well as a Merger Agreement entered into by Republic and Mesa, which provides for, among other things, the following:
o
Termination of the United CPA which will be replaced with a new long-term CPA
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
•
Based on the most recent appraisal value of our spare parts, we have $10.5 million of borrowing capacity under our United Revolving Credit Facility.
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

As of June 30, 2025, the Company has $84.7 million of principal maturity payments on long-term debt due within the next twelve months. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ended June 30, 2025 were approximately 1.9% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of June 30, 2025, our principal sources of cash are cash and cash equivalents of $42.5 million and $60.3 million in assets held for sale as of June 30, 2025. As of June 30, 2025, we had $113.7 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of June 30, 2025, we had $84.7 million of current debt, excluding finance leases, and $28.2 million of long-term debt excluding finance leases.

Restricted Cash

As of June 30, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended June 30, 2025 and June 30, 2024 (in thousands):

	Nine Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(43,346)	$19,596
Net cash provided by investing activities	193,662	112,918
Net cash used in financing activities	(123,426)	(149,301)
Net increase/(decrease) in cash, cash equivalents and restricted cash	26,890	(16,787)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072
Cash, cash equivalents and restricted cash at end of period	$45,520	$19,285

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our nine months ended June 30, 2025, we had cash flow used in operating activities of $43.3 million. We had net loss of $152.3 million adjusted for the following significant non-cash items: depreciation and amortization of $17.3 million, deferred income taxes of $(7.6) million, write off of warrant liability of $(25.1) million, amortization of deferred credits of $(4.1) million, amortization of debt discount and financing costs and accretion of interest of $4.2 million, asset impairment of $111.8 million, loss on sale of assets of $54.4 million, gain on debt forgiveness of $(4.5) million, and $6.9 million in miscellaneous operating cash flow items. We had a net change of $(44.2) million within other net operating assets and liabilities largely driven by increases in accounts receivable and decreases in accounts payable and accrued expenses.

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

During our nine months ended June 30, 2025, net cash flow provided by investing activities totaled $193.7 million. Proceeds from the sale of aircraft and engines totaled $199.0 million and we invested $(5.4) million in capital expenditures, primarily consisting of rotable parts and tools. We received $0.1 million in refunds of equipment and other deposits.

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

During our nine months ended June 30, 2025, net cash flow used in financing activities was $123.4 million, all of which was payments on long-term debt and finance leases.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 under the heading "Critical Accounting Estimates."

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

As of June 30, 2025, we had $113.7 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.1 million in the nine months ended June 30, 2025. We did not have any fixed-rate debt as of June 30, 2025.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements were indexed to one- and three-month LIBOR, which were sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, replaced LIBOR with SOFR after June 30, 2023. We applied expedients to agreements under LIBOR that were replaced by SOFR. Under the expedient, we now account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. New effective yields were established based on the new carrying amount and revised cash flows. As of June 30, 2025, we had $113.7 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of June 30, 2025 and September 30, 2024, and the results of operations and cash flows for the period ended June 30, 2025 and June 30, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 ("2024 Form 10-K") and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 ("March 2025 10-Q"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K, our March 2025 10-Q, and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K and March 2025 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

MESA AIR GROUP, INC.

Date: August 13, 2025	By:	/s/ Michael J. Lotz
Michael J. Lotz Chief Financial Officer (Principal Financial Officer)