Form 10-KT
period 2024-12-31
MESA AIR GROUP INC
filed 2025-11-21
CIK 810332

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________________

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2024 to December 31, 2024.

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

As of March 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value the voting and non-voting stock held by non-affiliates of the registrant was approximately $32,364,861.

As of November 14, 2025, the registrant had 41,886,643 shares of common stock, no par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Transition Report where indicated. The Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders was filed with the Securities and Exchange Commission on July 11, 2025.

MESA AIR GROUP, INC.

Cautionary Note Regarding Forward-Looking Statements

This Transition Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Transition Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects", "intends," "plans," "predicts," "will," "would," "should," "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Transition Report under the heading "Risk Factors." Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended September 30 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us," and "our" as used herein refer collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states, Cuba, and Mexico. As of December 31, 2024, Mesa operated a fleet of 60 regional aircraft consisting of 54 E-175 aircraft and six CRJ-900 aircraft with approximately 228 daily departures. During the three months ended December 31, 2024, Mesa’s fleet were operated under our Capacity Purchase Agreement ("CPA") with United, leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as United Express flights pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company's consolidated contract revenues for the three months ended December 31, 2024 and 2023, and fiscal years ended September 30, 2024 and 2023 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development, ("MPD"). Revenues during the three months ended December 31, 2023 and fiscal years ended September 30, 2024 and 2023 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), Inc. ("DHL"), which terminated in March 2024. Revenues during the fiscal year ended September 30, 2023 also included revenues derived from our CPA with American Airlines, Inc. ("American"). Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the three months ended December 31, 2024.

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

Effect on Capital Stock

At the Effective Time, each share of common stock ("Republic Common Stock"), par value $0.001 per share, of Republic issued and outstanding immediately prior to the Effective Time (other than any Cancelled Shares (as defined in the Merger Agreement) and dissenting shares held by stockholders who (i) have not voted in favor of the Merger or consented to it in writing and (ii) have properly demanded appraisal of such shares of Republic Common Stock in accordance with, and have complied in all respects with, the provisions of Section 262 of the Delaware General Corporation Law), shall thereupon be converted into the right to receive 584.90 validly issued, fully paid and non-assessable shares of common stock (“Mesa Common Stock”), no par value per share, of Mesa (the "Merger Consideration").

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

Liquidity and Going Concern

During the three months ended December 31, 2024 and fiscal year ended September 30, 2024, costs associated with the transition of our operations with American to United, ongoing carrying costs related to the parked CRJ-900 fleet that has been sold but not closed, selling costs related to the CRJ-900 airframes and GE CF34-8B/C engines, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United had asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet, leading to increased costs and impacting our block hour capabilities while these pilots are in training.

As a result, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $111.9 million, primarily due to an impairment expense of $65.7 million related to held-for-sale assets and a $46.7 million loss on asset sales, contributing to the ongoing financial distress. These conditions and events raised substantial doubt regarding our ability to continue as a going concern and to fund our operations and meet our debt obligations over the next twelve months after the filing of this Form 10-KT.

As of December 31, 2024, Mesa has $9.0 million of borrowing capacity under the United Revolving Credit Facility based on spare parts valuation. As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months including $112.1 million under our UST Loan which is due and payable on October 30, 2025, and extendable to November 28, 2025.

Mesa’s merger with Republic

On April 4, 2025, Republic and Mesa entered into the Merger Agreement pursuant to the Merger. Upon closing of the Merger, the Surviving Corporation, to be renamed Republic Airways Holdings Inc., will be led by the executive leadership of Republic. Republic will designate six of seven non-employee directors to the Surviving Corporation Board, while Mesa will designate one of seven non-employee directors.

Upon effectiveness of the Merger, stockholders of Republic will hold an approximate 88% interest in the Surviving Corporation, and stockholders of Mesa will hold an approximate 6% interest in the Surviving Corporation with the ability to acquire additional equity interests up to 6% of the Surviving Corporation, totaling up to approximately 12% in the aggregate, contingent upon Mesa’s satisfaction of certain pre-closing criteria.

Concurrently with the execution and delivery of the Merger Agreement, Republic, Mesa, and United Airlines, among other parties, entered into the TPA, pursuant to which, among other things: (i) Mesa will take certain actions at or prior to the closing of the Merger to dispose of certain assets, extinguish certain liabilities, and effectuate certain related transactions; (ii) United Airlines will take certain actions at or prior to the closing of the Merger to facilitate Mesa’s actions in the foregoing clause (i); (iii) Mesa, following the Closing (and in all events immediately following the Effective Time), will conduct the Escrow Issuance; and (iv) United Airlines will reimburse the Surviving Corporation for certain specified costs and expenses.

As part of the merger closing process, the TPA among Mesa, Republic, and United outlines a structured approach to resolving Mesa’s outstanding financial obligations. Specifically, Mesa will terminate its existing capacity purchase agreement with United Airlines and dispose of certain aircraft and spare inventory assets. The proceeds from these sales, along with Mesa’s available cash, will be applied toward the repayment of substantially all trade debts, long-term liabilities, and other outstanding obligations. If any residual liabilities remain after Mesa’s resources are exhausted, United Airlines will either forgive the remaining amounts or provide a one-time cash payment at closing sufficient to fully discharge them.

Note that a Form S-4 Proxy Statement/Prospectus ("Form S-4") was filed by Mesa with the SEC for the proposed Merger, and Mesa received the Notice of Effectiveness of the Form S-4 on September 30, 2025. On September 29, 2025, Mesa filed a Form 8-K (Item 5.03) approving a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year, effective for the fiscal year beginning on January 1, 2025, and ending on December 31, 2025. The change in the fiscal year-end was approved by the Board of Directors of Mesa on September 24, 2025.

Mesa’s Special Meeting and shareholder vote to approve the merger occurred on November 17, 2025, and the Merger is expected to close on November 25, 2025. All closing conditions are listed below and are all satisfied as of November 20, 2025:

•
Republic and Stockholder Approvals: Mesa held a special meeting of its stockholders on November 17, 2025, during which the Merger was approved. Republic’s stockholder approval was already obtained earlier.
•
Regulatory Approvals and HSR Act Compliance: All regulatory approvals have been received. The HSR waiting period expired on June 16, 2025. All necessary approvals from DOT, FAA, FCC, TSA, and foreign CAA have been received. Additionally, notification to AFAC and the necessary approvals regarding transfer of control have been obtained.
•
Effectiveness of SEC Registration Statement: The registration statement has been declared effective by the SEC on September 30, 2025. No stop order has been issued.
•
Nasdaq Listing Approval: Nasdaq has approved the shares of Mesa common stock to be issued in the Merger.
•
Absence of Legal Prohibition: No such legal or regulatory prohibition exists. Condition satisfied.
•
Accuracy of Representations and Warranties: Each party has delivered an officer certificate confirming the accuracy of its representations and warranties. Condition satisfied.
•
Compliance with Covenants: Compliance has been confirmed by both parties.
•
Absence of Material Adverse Effect: No material adverse effect has occurred. Condition satisfied.
•
Certificates: Officer certificates have been delivered. Condition satisfied.
•
Ownership Limitation Post-Merger: Post-merger, no entity will own 30% or more of the new company. Confirmed that no such ownership concentration will exist post-closing.
•
TPA Agreement Compliance: All required pre-Closing transactions have been completed. No breaches have been reported. Certification from United Airlines has been received.
•
CPA Side Letter Compliance: No breach or notice of non-performance has been received.
•
Filing of Financial Statement: Required filings have been made and are publicly available on EDGAR.
•
Disposition of Non-Core Assets: All CRJ-related assets have been sold, except three airframes, 11 engines and certain spare parts, which will be sold post-closing and credited to Mesa. All other non-E-175 assets have been disposed of. Condition substantially satisfied.

Asset sales

On December 31, 2024 and January 31, 2025, Mesa sold 18 E-175 aircraft to United for $227.7 million in gross proceeds equal to the fair market value of the assets based on multiple appraisals discounted by $20 million. $69.6 million of the proceeds was used to pay off outstanding debt, and $73.4 million of the proceeds was withheld by United for the assumption of debt. As a result of these sales, all 60 E-175 aircraft are owned by United and all heavy maintenance (C Check, L Gear, Engine) as well as all non-expendable part repairs are pass-through expenses reimbursed by United, eliminating the majority of Mesa’s maintenance cost exposure for these aircraft.

Amendment to Loan and Guarantee Agreement

On October 24, 2025, the Company entered into an Amendment (the "Amendment") to its Loan and Guarantee Agreement, dated as of October 30, 2020 (as theretofore amended, the "Loan Agreement"), among Mesa, Mesa Airlines, the Guarantors party thereto from time to time, Jefferies Capital Services, LLC (as successor in interest to the United States Department of the Treasury) (the "Lender" or "Jefferies"), and

The Bank of New York Mellon as Administrative Agent and Collateral Agent (the "Agents") (collectively, the "Parties"). Capitalized terms used but not defined herein have the meanings ascribed to them in the Loan Agreement.

Under the terms of the Amendment, Jefferies agreed to: (a) extend the Maturity Date of the Loan Agreement from October 30, 2025 to November 28, 2025, subject to the Company’s further right to extend the Maturity Date by 30 days by providing notice to the Administrative Agent to no later than November 27, 2025; (b) reduce the interest rate under the Loan Agreement to zero percent (0%) for a period of 90 days from the date of the Amendment; (c) waive the restrictions on Fundamental Changes and Organizational Document amendments in connection with the Merger; (d) waive the Collateral Coverage Ratio through the Maturity Date, and (e) subject to the payment in full of the obligations under the Loan Agreement on the Maturity Date, reduce the principal amount of the Obligations under the Loan Agreement by $12.3 million (collectively, the "Amendments").

In connection with the execution of the Amendment, (i) Mesa Airlines entered into a Security and Control Agreement with Jefferies pursuant to which Mesa Airlines deposited $31.9 million into a collateral account controlled by Jefferies and agreed to pledge an aircraft engine, each as collateral for the obligations under the Loan Agreement, and (ii) Mesa Airlines agreed to pay Jefferies a non-refundable advisory fee of $3.5 million, payable on the earlier of the approval of the Merger and the Maturity Date.

As of the issuance of this Form 10-KT, the Company has implemented certain strategic and financial plans, including the merger with Republic as outlined above. Based on management `s plan, which includes the increased financial position of the combined Company, the Company has alleviated the substantial doubt regarding its ability to continue as a going concern and expects to be able to meet its cash obligations for next twelve months following the issuance of this Form 10-KT.

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

As of December 31, 2024, we had 92 aircraft (owned and leased) consisting of the following:

	Embraer Regional Jet-175 (70-76 seats)	Canadair Regional Jet-900 (76-79 seats)	Total
Active under CPA	54	6	60
Held for sale(1)	—	26	26
Subtotal	54	32	86
Unassigned	6	—	6
Total	60	32	92
(1)
Two CRJ-900 airframes held for sale are active as of December 31, 2024, and included as active in the above chart.

The following table lists the aircraft we own and lease as of December 31, 2024 and the passenger capacity of such aircraft:

Type of Aircraft	Owned	Leased		Total	Passenger Capacity
E-175 Regional Jet	10	50	(2)	60	70-76
CRJ-900 Regional Jet	31	1		32	76-79
Total	41	51		92

(2)
All 50 of these E-175 aircraft are owned by United and leased to us at nominal amounts.

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

The following tables summarize our available seat miles ("ASMs") flown and contract revenue recognized under our CPAs for our three months ended December 31, 2024 and 2023, respectively, and fiscal years ended September 30, 2024, 2023, respectively:

	Three Months Ended
	December 31,
	2024				2023
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
United	873,214	$101,125	¢	11.58	1,026,800	$113,526	¢	11.06
Other(3)	—	$2,108		—	—	$5,249		—
Total	873,214	$103,233	¢	11.82	1,026,800	$118,775	¢	11.57

	Year Ended
	September 30,
	2024				2023
	Available Seat Miles	Contract Revenue	Contract Revenue per ASM		Available Seat Miles	Contract Revenue	Contract Revenue per ASM
	(in thousands)		(in cents)		(in thousands)		(in cents)
American	—	$—	¢	—	790,513	$107,019	¢	13.54
United	3,898,559	$394,206	¢	10.11	3,444,900	$294,129	¢	8.54
Other(3)	—	$10,116		—	—	$20,150		—
Total	3,898,559	$404,322	¢	10.37	4,235,413	$421,298	¢	9.95
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

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. As of December 31, 2024, we operated 54 E-175 and six CRJ-900 aircraft under our United CPA. We are currently in the process of transitioning to an entirely E-175 fleet. Under the United CPA, United currently owns 50 of our 60 available E-175 aircraft. The remaining 10 E-175 aircraft have been agreed to be sold to United. The E-175 aircraft owned by United and leased to us have terms expiring between 2025 and 2028, and the 10 E-175 aircraft owned by us have terms expiring in 2028.

United reimburses us on a pass-through basis for certain costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the aircraft owned by United. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected aircraft leased from United at no cost to us. In addition, if United removes any of our 10 owned E-175 aircraft from service at its direction, United would remain obligated, at our option, to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the United CPA.

Subsequent to December 31, 2024, we amended our United CPA, providing for the following:

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

Human Capital Management

As of December 31, 2024, we employed 1,582 employees, consisting of 519 pilots, 492 flight attendants, 30 flight dispatchers, 349 maintenance employees and 192 employees in administrative or other roles. Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel. We have never been the subject of a labor strike or labor action that materially impacted our operations.

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

As of December 31, 2024, approximately 63.9% of our employees were represented by labor unions under collective-bargaining agreements, as set forth below. No other employees of ours or our subsidiaries are parties to any other collective bargaining agreement or union contracts.

Employee Groups	Number of Employees	Representative	Labor Agreement Amendable As of
Pilots	519	Air Line Pilots Association	10/17/2022
Flight Attendants	492	Association of Flight Attendants	8/30/2022
Dispatchers	30
Maintenance Department	349
Administrative	192

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

Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2024, our management believes the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

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

Our principal executive offices are located at 410 North 44th Street, Suite 700, Phoenix, Arizona 85008, and our telephone number is (602) 685-4000. Our website is located at www.mesa-air.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Transition Report.

Mesa Airlines, the Mesa Airlines logo and our other registered or common law trade names, trademarks, or service marks appearing in this Transition Report are our intellectual property. This Transition Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Transition Report.

Our Transition Reports, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://investor.mesa-air.com/financial-information/sec-filings when such reports are available on the SEC's website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.mesa-air.com, and our investor relations website, investor.mesa-air.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of shareholders. The information contained on the websites referenced in this Transition Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Transition Report, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We derive substantially all of our operating revenue from our CPA with United. United accounted for approximately 98% and 96% of our revenue for the three months ended December 31, 2024 and 2023, respectively, and 97%, and 73% for the fiscal years ended September 30, 2024 and 2023, respectively. A termination of our United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. See "Item 1. Business" for additional information on our CPA with United.

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

Historically, United has utilized our flight operations at levels at or near the maximum capacity of our fleet allocations under the CPA agreement. As previously reported, we operated at significantly lower block hours during the three months ended December 31, 2024 and fiscal year 2024 due to decreased utilization. Our United CPA does not require United to schedule any specified minimum level of flight operations for our aircraft. Additionally, United may remove aircraft from our United CPA with 90 days' prior notice to us. While United pays us a fixed monthly revenue amount for each aircraft under contract, a continuation of the low block hours flown in 2024 and/or a significant reduction in the utilization levels of our fleet in the future or removal of aircraft from our United CPA at United's election could reduce our revenues based on the number of flights and block hours flown for United.

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

The airline business is a capital-intensive business and, as a result, we are highly leveraged. As of December 31, 2024, we had approximately $227.1 million in total long-term principal balance (including current portion of $143.3 million. Additionally, all outstanding principal amounts, $112.1 million as of December 31, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We also have $9.0 million available for borrowing under our United Revolving Credit Facility as of December 31, 2024. Substantially all of our long-term debt was incurred in connection with the acquisition of aircraft and aircraft engines. Our principal payments on debt totaled $79.9 million and $137.5 million during the three months ended December 31, 2024 and 2023, respectively, and $286.3 million, $203.0 million, and $114.9 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

We also have significant long-term lease obligations, primarily relating to our office space and other facilities (excluding aircraft leased at nominal amounts from United), with an average remaining term of 6.5 years. As of December 31, 2024, future minimum lease payments due under all long-term operating leases were approximately $9.8 million and future debt service obligations were $262.7 million, including interest payments.

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

Additionally, failure to pay our operating leases, debt or other fixed cost obligations or a breach of our contractual obligations could result in a variety of further adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments, or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition. In addition, several of the Company's debt agreements contain affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to enter into, create, incur, assume, or suffer to exist any liens. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding the Company's liquidity and capital resources as of December 31, 2024.

We are required to comply with certain ongoing financial and other covenants under certain credit facilities and leases, and if we fail to meet those covenants or otherwise suffer a default thereunder, our lenders and lessors may accelerate the payment of such obligations.

Under our (i) credit and guaranty agreement with United (the "United Revolving Credit Facility"), we are required to comply with a minimum consolidated interest and rental coverage ratio at the end of each fiscal quarter during the term of such credit facility and a minimum liquidity level, measured at the close of any business day during the term of such credit facility, and (ii) loan and guarantee agreement with the UST, we are required to comply with a minimum collateral coverage ratio, measured monthly during the term of such credit facility, and a minimum liquidity level, measured at the close of any business day during the term of such credit facility.

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

There has been significant press coverage regarding the issues stemming from the pilot shortages (namely flight cancellations and delays by the major carriers), with no airline being immune to the issues created by the pilot shortage or the associated negative press. We have taken important steps to further attract, hire and retain qualified pilots, including the implementation of significant pilot wage and bonus increases, pilot retention initiatives, increases in training capacity, the initiation of MPD, and other cost efficiency initiatives. In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These measures have positively impacted our ability to attract, hire, and retain pilots at a sufficient rate, and attrition rates have returned to pre-covid levels. No assurance can be given that the measures we have taken or may take in the future will enable us to attract, hire and train pilots at a rate necessary to support our operations.

In August 2022, we entered into a Letter of Agreement with the Airline Pilots Association (“ALPA”), which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots, and attrition levels have dropped to a pre-COVID level.

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

As of December 31, 2024, we had approximately $203.6 million of property and equipment and related assets, net of accumulated depreciation, of which $145.3 million relates to owned aircraft. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. For our three months ended December 31, 2024, we recognized approximately $65.7 million of impairment losses on our owned aircraft and related assets. See Note 7 – “Balance Sheet Information” in the notes to the audited consolidated financial statements included in this Transition Report for further discussion of our impairment of long-lived assets.

The amounts we receive under our United CPA may be less than the corresponding costs we incur.

Under our CPA with United, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures and block hours flown). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses and overhead costs. During our three months ended December 31, 2024, approximately $22.6 million, or 10.5%, of our operating costs under our agreements were pass-through costs, excluding fuel which is paid directly to suppliers by United. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our agreement, our financial position and operating results will be negatively affected.

Strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

As of December 31, 2024, approximately 63.9% of our workforce was represented by labor unions, including the ALPA and the Association of Flight Attendants ("AFA"). In August 2022, we entered into a Letter of Agreement with the ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots, and attrition levels have dropped to pre-covid levels.

The inability to negotiate acceptable contracts with existing unions or with new unions could result in work stoppages by the affected workers, lost revenues resulting from the cancellation of flights and increased operating costs as a result of higher wages or benefits paid to union members. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages, or shortages. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize. Our labor agreements with the ALPA and AFA are amendable as of December 31, 2024. We are also subject to various ongoing employment disputes outside of the collective bargaining agreements. We consider these disputes to not be material, but any current or future dispute could become material.

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

The average age of our E-175 and CRJ-900 aircraft is approximately 9.1 and 17.4 years, respectively. We have incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and the E-175 warranties expire. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities will result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our agreement. Any unexpected increase in our maintenance costs as our fleet ages or decreased revenues resulting from out-of-service periods could have an adverse effect on our cash flows, operating results, and financial condition.

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

As of December 31, 2024, we had aggregate federal and state net operating loss ("NOL") carryforwards of approximately $358.0 million and $195.4 million, respectively, which expire in 2027-2038 and 2025-2042, respectively. Approximately $185.9 million of our federal NOL carryforwards are not subject to expiration. Our unused losses generally carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. However, US federal net operating losses generated in fiscal years 2018 and forward are not subject to expiration and are only available to offset eighty percent of taxable income each year due to changes in tax law attributable to the passage of Tax Cuts and Jobs Act. In addition, if a corporation undergoes an

"ownership change" (generally defined as a greater than 50% cumulative change in the equity ownership of certain shareholders over a rolling three-year period) under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the corporation's ability to use its pre- change net operating loss carryforwards and other pre-change tax attributes to offset future taxable income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of future changes in our stock ownership (some of which changes may not be within our control). This, in turn, could materially reduce or eliminate our ability to use our losses or tax attributes to offset future taxable income or tax and have an adverse effect on our future cash flows.

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

Under the Exchange Act, the Company, as reporting company, is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. Our inability to timely file our periodic reports with the SEC, as occurred with our Annual Report on Form 10-K for the fiscal years ended September 30, 2024 and 2023 and Quarterly Reports on Form 10-Q for the periods ended December 31, 2023, March 31, 2024, June 30, 2024, December 31, 2024, and March 31, 2025 could have an adverse impact on our ability to, among other things, (i) remain listed on the Nasdaq Stock Market, (ii) access our credit facilities, (iii) attract and retain key employees, and (iv) raise funds in the public markets, any of which could materially and adversely affect our financial condition and results of operations.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including: (i) announcements concerning our major partners, competitors, the airline industry, or the economy in general; (ii) strategic actions by us, our major partners, or our competitors, such as acquisitions or restructurings; (iii) media reports and publications about the safety of our aircraft or the types of aircraft we operate; (iv) new regulatory pronouncements and changes in regulatory guidelines; (v) announcements concerning the availability of the types of aircraft we use; (vi) significant volatility in the market price and trading volume of companies in the airline industry; (vii) changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations; (viii) sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and (ix) general market, political and other economic conditions; and (x) in response to the risk factors described in this Transition Report.

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

As of December 31, 2024, we had outstanding warrants to purchase an aggregate of 4,899,497 shares of our common stock, all of which were issued to the U.S. Treasury pursuant to the terms of the Loan and Guarantee Agreement dated October 30, 2020. The warrants have a term of five years from the date of issuance and an initial exercise price of $3.98 per share. Any future warrant exercises by the U.S. Treasury, or any authorized transferee of the U.S. Treasury, will be dilutive to our existing common shareholders. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable into our common stock, could adversely affect the prevailing price of our common stock.

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

As of December 31, 2024, we had outstanding warrants to purchase 4,899,497 shares of our common stock, all of which were held by the U.S. Treasury. We are currently in compliance with all applicable foreign ownership restrictions.

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

Risks Related to our Merger with Republic Airways Holdings Inc.

The merger of Republic Airways Holdings Inc. ("Republic") with and into the Company (the "Merger") is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger in a timely manner or at all could have adverse effects on the Company.

The completion of the merger of Republic with and into the Company is subject to a number of conditions, including, among others: (i) approval of the transactions contemplated under the Agreement, Plan of Conversion and Plan of Merger (the "Merger Agreement") by (a) the holders of at least two-thirds of the outstanding shares of Republic common stock entitled to vote thereon and (b) the holders of a majority of the outstanding shares of Company common stock, (ii) expiration of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) effectiveness of the registration statement relating to the transaction, (iv) the shares of Company common stock to be issued in the Merger being approved for listing on NASDAQ, (v) no governmental entity shall have enacted, issued, promulgated, enforced or entered any law or order that has the effect of making illegal, enjoining, or otherwise restraining or prohibiting the consummation of the transactions contemplated under the Merger Agreement, (vi) the receipt of requisite approvals from specified aviation authorities, (vii) the representations and warranties of the other party being true and correct, subject to the materiality standards contained in the Merger Agreement, (viii) material compliance by the other party with its covenants, (ix) no material adverse effect having occurred with respect to the other party since the signing of the Merger Agreement, (x) the satisfaction of certain specified conditions of the Three Party Agreement among the Company, Republic, and United, (xi) United shall not have materially breached the terms of the CPA Side Letter (as defined in the Merger Agreement) or provided the Company or Republic with written notice of its intention not to perform or comply with any of the terms or conditions under the Go-Forward CPA (as defined in the Merger Agreement), and (xiii) the timely filing by the Company of its required SEC filings. If the Merger is not completed, the Company’s ongoing business, financial condition, financial results and stock price may be materially adversely affected.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our three months ended December 31, 2024 and each subsequent year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of August 10, 2023, we are no longer an "emerging growth company," as defined in the JOBS Act. As such, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and we are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

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

Cybersecurity Threats

As of the date of this Transition Report, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, are reasonably likely to have a material effect on us, our business strategy, results of operations, cash flows or financial condition.

ITEM 2. PROPERTIES

Fleet

As of December 31, 2024, our active aircraft fleet consisted of the following:

						Average
				Passenger	Flight	Cruising	Average
Aircraft Type	Owned	Leased	Total	Capacity	Range (miles)	Speed (mph)	Age (years)
E-175 Regional Jet	10	44	54	70-76	2,100	530	9.1
CRJ-900 Regional Jet	5	1	6	76-79	1,500	530	17.4
Total	15	45	60

Several factors impact our fleet size, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative airline partner. Below is a summary of our fleet by aircraft type. Our actual future fleet size and mix of aircraft types may vary materially from our current fleet size.

▪
E-175s – As of December 31, 2024, we operated 54 E-175 aircraft under our United CPA. As part of our Amended and Restated United CPA, we agreed to extend the term of 50 of our E-175 aircraft (owned by United) for an additional five years which will now expire between 2025 and 2028, subject to United's early termination rights. United also has the right to extend the term of these aircraft for four additional three-year increments. In addition, 10 of the E-175 aircraft (owned by us) operating under our United CPA expire between January 2028 and November 2028, subject to United's early termination rights. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the United CPA in its discretion, or remove aircraft from service, by giving us 90 days’ notice.
▪
CRJ-900s – As of December 31, 2024, we operated six CRJ-900 aircraft under our United CPA. We are currently transitioning to an entirely E-175 fleet and will no longer operate CRJ-900 aircraft after February 2025.

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

Holders of Record

As of November 14, 2025, there were approximately 92 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, as a result, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders ("2025 Proxy Statement") which was filed with the SEC on July 11, 2025.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with that of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The period shown commences on October 31, 2020, and ends on December 31, 2024, the end of our fiscal year. The graph assumes an investment of $100.00 in each of the above on the close of market on October 31, 2020. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of 50 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2024
Mesa Air Group, Inc.
NASDAQ Composite Index
NASDAQ Transportation Index
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
10/31/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Transition Report. The following discussion contains forward‑looking statements that involve risks and uncertainties such as our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements below. Factors that could cause or contribute to those differences in our actual results include, but are not limited to, those discussed below and those discussed elsewhere in this Transition Report, particularly in the sections "Cautionary Notes Regarding Forward-Looking Statements" and Part I, Item 1A. "Risk Factors" above.

Overview

Mesa Airlines is a regional air carrier providing scheduled passenger service to 76 cities in 32 states, Cuba, and Mexico. As of December 31, 2024, Mesa operated a fleet of 60 regional aircraft consisting of 54 E-175 aircraft and six CRJ-900 aircraft with approximately 228 daily departures. During the three months ended December 31, 2024, Mesa’s fleet were operated under our CPA with United, leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as United Express flights pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company's consolidated contract revenues for the three months ended December 31, 2024 and 2023, and fiscal years ended September 30, 2024 and 2023 were derived from operations associated with the CPA, leases of aircraft to a third party, and MPD. Revenues during the three months ended December 31, 2023 and fiscal years ended September 30, 2024 and 2023 also included revenues derived from our FSA with DHL, which terminated in March 2024. Revenues during the fiscal year ended September 30, 2023 also included revenues derived from our CPA with American. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the three months ended December 31, 2024.

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

Glossary of Airline Terms

Set forth below is a glossary of industry terms used in this Transition Report:

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

"NMB" means the National Mediation Board.

"Pass-through and other revenue" means costs from our major partners under our agreements that we equally recognize as both a revenue and an expense, including passenger insurance, aircraft property taxes, landing fees, catering and certain maintenance costs related to our E-175 aircraft.

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

Three Months Ended December 31, 2024 Financial Highlights

For our three months ended December 31, 2024, we had total operating revenues of $103.2 million, a 13.1% decrease, compared to $118.8 million for our three months ended December 31, 2023. Net loss for our three months ended December 31, 2024 was $111.9 million, or $2.71 per diluted share, compared to net loss of $57.9 million, or $1.41 per diluted share, for our three months ended December 31, 2023.

During our three months ended December 31, 2024, our completed block hours decreased by 7,623, or 16.3%, compared to our three months ended December 31, 2023.

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

We launched the MPD Program to address the diminished supply of qualified pilots, provide a more affordable path for pilots to reach the 1,500 flight hours required to earn their Airline Transport Pilot certificate, and provide a pipeline of potential pilots at Mesa Airlines. As part of this program, we operate a fleet of 32 Pipistrel Alpha Trainer 2 aircraft. Currently, pilots pay out-of-pocket for the first 250 flight hours at a rate of $65 per hour. Subsequent flight costs are financed by the Company at zero interest and, generally, require repayment of such financing over two years.

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

Economic Conditions, Challenges and Risks

Liquidity and Going Concern. During the three months ended December 31, 2024 and fiscal year ended September 30, 2024, costs associated with the transition of our operations with American to United, ongoing carrying costs related to the parked CRJ-900 fleet that has been sold but not closed, selling costs related to the CRJ-900 airframes and GE CF34-8B/C engines, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United had asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet, leading to increased costs and impacting our block hour capabilities while these pilots are in training.

As a result, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $111.9 million, primarily due to an impairment expense of $65.7 million related to held-for-sale assets and a $46.7 million loss on asset sales, contributing to the ongoing financial distress. These conditions and events raised substantial doubt regarding our ability to continue as a going concern and to fund our operations and meet our debt obligations over the next twelve months after the filing of this Form 10-KT.

As of December 31, 2024, Mesa has $9.0 million of borrowing capacity under the United Revolving Credit Facility based on spare parts valuation. As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months including $112.1 million under our UST Loan which is due and payable on October 30, 2025, and extendable to November 28, 2025.

Mesa’s merger with Republic

On April 4, 2025, Republic and Mesa entered into the Merger Agreement pursuant to the Merger. Upon closing of the Merger, the Surviving Corporation, to be renamed Republic Airways Holdings Inc., will be led by the executive leadership of Republic. Republic will designate six of seven non-employee directors to the Surviving Corporation Board, while Mesa will designate one of seven non-employee directors.

Upon effectiveness of the Merger, stockholders of Republic will hold an approximate 88% interest in the Surviving Corporation, and stockholders of Mesa will hold an approximate 6% interest in the Surviving Corporation with the ability to acquire additional equity interests up to 6% of the Surviving Corporation, totaling up to approximately 12% in the aggregate, contingent upon Mesa’s satisfaction of certain pre-closing criteria.

Concurrently with the execution and delivery of the Merger Agreement, Republic, Mesa, and United Airlines, among other parties, entered into the TPA, pursuant to which, among other things: (i) Mesa will take certain actions at or prior to the closing of the Merger to dispose of certain assets, extinguish certain liabilities, and effectuate certain related transactions; (ii) United Airlines will take certain actions at or prior to the closing of the Merger to facilitate Mesa’s actions in the foregoing clause (i); (iii) Mesa, following the Closing (and in all events immediately following the Effective Time), will conduct the Escrow Issuance; and (iv) United Airlines will reimburse the Surviving Corporation for certain specified costs and expenses.

As part of the merger closing process, the TPA among Mesa, Republic, and United outlines a structured approach to resolving Mesa’s outstanding financial obligations. Specifically, Mesa will terminate its existing capacity purchase agreement with United Airlines and dispose of certain aircraft and spare inventory assets. The proceeds from these sales, along with Mesa’s available cash, will be applied toward the repayment of substantially all trade debts, long-term liabilities, and other outstanding obligations. If any residual liabilities remain after Mesa’s resources are exhausted, United Airlines will either forgive the remaining amounts or provide a one-time cash payment at closing sufficient to fully discharge them.

Note that a Form S-4 Proxy Statement/Prospectus ("Form S-4") was filed by Mesa with the SEC for the proposed Merger, and Mesa received the Notice of Effectiveness of the Form S-4 on September 30, 2025. On September 29, 2025, Mesa filed a Form 8-K (Item 5.03) approving a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year, effective for the fiscal year beginning on January 1, 2025, and ending on December 31, 2025. The change in the fiscal year-end was approved by the Board of Directors of Mesa on September 24, 2025.

Mesa’s Special Meeting and shareholder vote to approve the merger occurred on November 17, 2025, and the Merger is expected to close on November 25, 2025. All closing conditions are listed below and are all satisfied as of November 20, 2025:

•
Republic and Stockholder Approvals: Mesa held a special meeting of its stockholders on November 17, 2025, during which the Merger was approved. Republic’s stockholder approval was already obtained earlier.
•
Regulatory Approvals and HSR Act Compliance: All regulatory approvals have been received. The HSR waiting period expired on June 16, 2025. All necessary approvals from DOT, FAA, FCC, TSA, and foreign CAA have been received. Additionally, notification to AFAC and the necessary approvals regarding transfer of control have been obtained.
•
Effectiveness of SEC Registration Statement: The registration statement has been declared effective by the SEC on September 30, 2025. No stop order has been issued.
•
Nasdaq Listing Approval: Nasdaq has approved the shares of Mesa common stock to be issued in the Merger.
•
Absence of Legal Prohibition: No such legal or regulatory prohibition exists. Condition satisfied.
•
Accuracy of Representations and Warranties: Each party has delivered an officer certificate confirming the accuracy of its representations and warranties. Condition satisfied.
•
Compliance with Covenants: Compliance has been confirmed by both parties.
•
Absence of Material Adverse Effect: No material adverse effect has occurred. Condition satisfied.
•
Certificates: Officer certificates have been delivered. Condition satisfied.
•
Ownership Limitation Post-Merger: Post-merger, no entity will own 30% or more of the new company. Confirmed that no such ownership concentration will exist post-closing.
•
TPA Agreement Compliance: All required pre-Closing transactions have been completed. No breaches have been reported. Certification from United Airlines has been received.
•
CPA Side Letter Compliance: No breach or notice of non-performance has been received.
•
Filing of Financial Statement: Required filings have been made and are publicly available on EDGAR.
•
Disposition of Non-Core Assets: All CRJ-related assets have been sold, except three airframes, 11 engines and certain spare parts, which will be sold post-closing and credited to Mesa. All other non-E-175 assets have been disposed of. Condition substantially satisfied.

Asset sales

On December 31, 2024 and January 31, 2025, Mesa sold 18 E-175 aircraft to United for $227.7 million in gross proceeds equal to the fair market value of the assets based on multiple appraisals discounted by $20 million. $69.6 million of the proceeds was used to pay off outstanding debt, and $73.4 million of the proceeds was withheld by United for the assumption of debt. As a result of these sales, all 60 E-175 aircraft are owned by United and all heavy maintenance (C Check, L Gear, Engine) as well as all non-expendable part repairs are pass-through expenses reimbursed by United, eliminating the majority of Mesa’s maintenance cost exposure for these aircraft.

Amendment to Loan and Guarantee Agreement

On October 24, 2025, the Company entered into an Amendment (the "Amendment") to its Loan and Guarantee Agreement, dated as of October 30, 2020 (as theretofore amended, the "Loan Agreement"), among Mesa, Mesa Airlines, the Guarantors party thereto from time to time, Jefferies Capital Services, LLC (as successor in interest to the United States Department of the Treasury) (the "Lender" or "Jefferies"), and The Bank of New York Mellon as Administrative Agent and Collateral Agent (the "Agents") (collectively, the "Parties"). Capitalized terms used but not defined herein have the meanings ascribed to them in the Loan Agreement.

Under the terms of the Amendment, Jefferies agreed to: (a) extend the Maturity Date of the Loan Agreement from October 30, 2025 to November 28, 2025, subject to the Company’s further right to extend the Maturity Date by 30 days by providing notice to the Administrative Agent to no later than November 27, 2025; (b) reduce the interest rate under the Loan Agreement to zero percent (0%) for a period of 90 days from the date of the Amendment; (c) waive the restrictions on Fundamental Changes and Organizational Document amendments in connection with the Merger; (d) waive the Collateral Coverage Ratio through the Maturity Date, and (e) subject to the payment in full of the obligations under the Loan Agreement on the Maturity Date, reduce the principal amount of the Obligations under the Loan Agreement by $12.3 million (collectively, the "Amendments").

In connection with the execution of the Amendment, (i) Mesa Airlines entered into a Security and Control Agreement with Jefferies pursuant to which Mesa Airlines deposited $31.9 million into a collateral account controlled by Jefferies and agreed to pledge an aircraft engine, each as collateral for the obligations under the Loan Agreement, and (ii) Mesa Airlines agreed to pay Jefferies a non-refundable advisory fee of $3.5 million, payable on the earlier of the approval of the Merger and the Maturity Date.

As of the issuance of this Form 10-KT, the Company has implemented certain strategic and financial plans, including the merger with Republic as outlined above. Based on management `s plan, which includes the increased financial position of the combined Company, the Company has alleviated the substantial doubt regarding its ability to continue as a going concern and expects to be able to meet its cash obligations for next twelve months following the issuance of this Form 10-KT.

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

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements. As of December 31, 2024, approximately 63.9% of our workforce was represented by the ALPA and AFA. In August 2022, we entered into a three-year Letter of Agreement with ALPA, which provided for increased overall hourly pay increases of nearly 118% for captains and 172% for new-hire first officers. These pay increases have positively impacted our ability to attract, hire, and retain pilots in fiscal years 2023 and 2024, and attrition levels have dropped to a pre-COVID level. In September 2022, we entered into a Letter of Agreement with AFA to extend the term of our agreement by two years. Our extension with AFA provided, among other things, an increase in compensation for our flight attendants. The terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.

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

Maintenance Contracts, Costs and Timing. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Aviall, MHI, GE, and StandardAero, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of December 31, 2024, $44.2 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected in our consolidated balance sheet.

The average age of our E-175 and CRJ-900 type aircraft is approximately 9.1 and 17.4 years, respectively. Due to the relatively young age of our E-175 aircraft, they require less maintenance now than they will in the future. In prior periods, we incurred relatively low maintenance expenses on our E-175 aircraft because most of the parts are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. As our E-175 aircraft age and these warranties expire, we expect that maintenance costs will increase in absolute terms and as a percentage of revenue. In addition, because our current aircraft were acquired over a relatively short period of time, significant maintenance events scheduled for these aircraft will occur at roughly the same intervals, meaning we will incur our most expensive scheduled maintenance obligations across our present fleet at approximately the same time. These more significant maintenance activities result in out-of-service periods during which aircraft are dedicated to maintenance activities and unavailable for flying under our CPA.

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

Aircraft Leasing and Finance Determinations. We have generally funded aircraft acquisitions through a combination of operating leases and debt financing. Our determination to lease or finance the acquisition of aircraft may be influenced by a variety of factors, including the preferences of United, the strength of our balance sheet and credit profile and those of United, the length and terms of the available lease or financing alternatives, the applicable interest rates, and any lease return conditions. When possible, we prefer to finance aircraft through debt rather than operating leases, due to lower operating costs, extended depreciation period, opportunity for aircraft equity, absence of lease return conditions and greater flexibility in renewing the aircraft under our CPA with United after paying off the principal balance.

Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing an aircraft lease with debt financing). The purchase of leased aircraft allows us to lower our operating costs and avoid lease-related use restrictions and return conditions.

As of December 31, 2024, we had 51 aircraft in our fleet under lease, including 50 E-175 aircraft owned by United and leased to us at nominal amounts and one CRJ-900 aircraft on a short-term lease owned by a third party. In order to determine the proper classification of our leased aircraft as either operating leases or finance leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a finance lease. Our aircraft leases classified as operating leases results in rental payments being charged to expense over the terms of the related leases.

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

Results of Operations

Comparison of our Three Months Ended December 31, 2024 and 2023

We had operating loss of $110.8 million in our three months ended December 31, 2024 compared to operating loss of $51.4 million in our three months ended December 31, 2023. In our three months ended December 31, 2024, we had net loss of $111.9 million compared to net loss of $57.9 million in our three months ended December 31, 2023.

Our operating results for the three months ended December 31, 2024 worsened as a result of the loss recorded on the sale of aircraft, greater impairment, and a decrease in contract revenue. This was partially offset due to decreases in operating expenses from (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; and (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft. Our contract revenue decreased due to fewer aircraft under contract, higher deferred revenue, and the wind-down of the DHL FSA.

Operating Revenues/Statistics

	Three Months Ended December 31,
	2024		2023 (unaudited)		Change
Operating revenues ($ in thousands):
Contract		$80,678		$101,100		$(20,422)	(20.2)%
Pass-through and other		22,555		17,677		4,878	27.6%
Total operating revenues		$103,233		$118,777		$(15,544)	(13.1)%

Operating data:
Available seat miles—ASMs (thousands)		873,214		1,026,800		(153,586)	(15.0)%
Block hours		39,035		46,658		(7,623)	(16.3)%
Revenue passenger miles—RPMs (thousands)		725,900		865,287		(139,387)	(16.1)%
Average stage length (miles)		549		535		14	2.6%
Contract revenue per available seat mile—CRASM (in cents)	¢	9.24	¢	9.85	¢	(0.61)	(6.2)%
Passengers		1,303,614		1,608,170		(304,556)	(18.9)%

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

Operating Expenses

	Three Months Ended December 31,
	2024	2023 (unaudited)	Change
Operating expenses ($ in thousands):
Flight operations	$35,273	$51,818	$(16,545)	(31.9)%
Maintenance	46,527	48,627	(2,100)	(4.3)%
Aircraft rent	1,616	1,204	412	34.2%
General and administrative	9,519	12,009	(2,490)	(20.7)%
Depreciation and amortization	7,979	13,293	(5,314)	(40.0)%
Asset impairment	65,665	40,384	25,281	62.6%
Loss/(Gain) on sale of assets	46,691	386	46,305	11996.1%
Other operating expenses	760	2,458	(1,698)	(69.1)%
Total operating expenses	$214,030	$170,179	$43,851	25.8%
Operating data:
Available seat miles—ASMs (thousands)	873,214	1,026,800	(153,586)	(15.0)%
Block hours	39,035	46,658	(7,623)	(16.3)%
Average stage length (miles)	549	535	14	2.6%
Departures	21,351	26,254	(4,903)	(18.7)%

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

The following table presents information regarding our maintenance costs during the three months ended December 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023 (unaudited)	Change
Engine overhaul	$—	$54	$(54)	(100.0)%
Pass-through engine overhaul	10,149	5,707	4,442	77.8%
C-check	648	2,620	(1,972)	(75.3)%
Pass-through C-check	7,739	3,804	3,935	103.4%
Component contracts	5,460	5,611	(151)	(2.7)%
Rotable and expendable parts	1,573	4,114	(2,541)	(61.8)%
Other pass-through	4,473	5,439	(966)	(17.8)%
Labor and other	16,485	21,278	(4,793)	(22.5)%
Total	$46,527	$48,627	$(2,100)	(4.3)%

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

Other Income/(Expense), net

Other income/(expense), net decreased $0.1 million, or 1.7%, to $5.5 million for our three months ended December 31, 2024, compared to our three months ended December 31, 2023. The decrease is primarily attributable lower interest expense, partially offset by lower nonoperating gains versus our three months ended December 31, 2023.

Income Taxes

The income tax benefit totaled $4.3 million for the three months ended December 31, 2024 compared to a tax expense of $0.9 million for the three months ended December 31, 2023. The effective tax rate ("ETR") from continuing operations was 3.7% for the three months ended December 31, 2024 compared to -1.5% for the three months ended December 31, 2023. Our ETR during the three months ended December 31, 2024 increased from the three months ended December 31, 2023, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of December 31, 2024, the Company had aggregate federal and state net operating loss carryforwards of approximately $358.0 million and $195.4 million, respectively, which expire in 2027-2038 and 2025-2042, respectively. Approximately $1.0 million of state net operating loss carryforwards expired in 2024.

See Note 12 - "Income Taxes" in the notes to the audited consolidated financial statements included elsewhere in this Transition Report.

Cautionary Statement Regarding Non-GAAP Measures

We present Adjusted EBITDA and Adjusted EBITDAR in this Transition Report, which are not recognized financial measures under accounting principles generally accepted in the United States of America ("GAAP"), as supplemental disclosures because our senior management believes that they are well-recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in our industry.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR for the period presented:

	Three Months Ended		Year Ended
	December 31,		September 30,
	2024	2023	2024	2023	2022
Reconciliation:
Net loss	$(111,944)	$(57,850)	$(91,015)	$(120,116)	$(182,678)
Income tax benefit	(4,343)	864	519	(8,745)	(51,990)
Loss before taxes	(116,287)	(56,986)	(90,496)	(128,861)	(234,668)
Adjustments(1)-(21)	112,266	37,640	67,582	42,949	184,633
Adjusted loss before taxes	(4,021)	(19,346)	(22,914)	(85,912)	(50,035)
Interest expense	7,064	11,160	38,455	49,921	35,289
Interest income	(17)	(14)	(68)	(146)	(139)
Depreciation and amortization	7,979	13,293	40,041	60,359	81,508
Adjusted EBITDA	$11,005	$5,093	$55,514	$24,222	$66,623
Aircraft rent	1,616	1,204	7,797	6,200	36,989
Adjusted EBITDAR	$12,621	$6,297	$63,311	$30,422	$103,612

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

(8) $6.1 million loss, $5.4 million gain, and $ 13.7 million loss resulting from changes in the fair value of the Company's investments in equity securities during the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

(9) $3.7 million impairment loss on intangible assets during the fiscal year ended September 30, 2023.
(10) $6.0 million in third party costs associated with non-recurring transactions during the fiscal year ended September 30, 2024.
(11) $10.5 million gain on debt forgiveness during the fiscal year ended September 30, 2024.
(11) $0.9 million loss for early payment fees on the retirement of debt during the fiscal year ended September 30, 2024.
(12) $8.0 million net gain on the transfer of equity investments during the fiscal year ended September 30, 2024.
(13) $3.0 million gain on extinguishment of debt during the three months ended December 31, 2023 and fiscal year ended September 30, 2024.
(14) $4.9 million and $40.4 million impairment loss related to held for sale assets during the three months ended December 31, 2024 and 2023, respectively.
(15) $0.7 million and $2.0 million in third party costs associated with significant, non-recurring transactions during the three months ended December 31, 2024 and 2023, respectively.
(16) $46.7 million and $0.4 million net loss on the sale of assets during the three months ended December 31, 2024 and 2023, respectively.

(17) $0.1 million loss and $2.5 million gain resulting from changes in the fair value of the Company's investments in equity securities during the three months ended December 31, 2024 and 2023, respectively.

(18) $2.9 million loss on the write off of interest related to the sale of aircraft during the three months ended December 31, 2024.
(19) $60.7 million impairment loss related to the write down of net book value of certain aircraft during the three months ended December 31, 2024.
(20) $0.7 million loss on deferred financing costs related to the retirement of debts during the three months ended December 31, 2024.
(21) $4.5 million gain on forgiveness of debt during the three months ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months. Additionally, all outstanding principal amounts, $112.1 million as of December 31, 2024, under our UST Loan are due and payable in a single installment on October 30, 2025. We plan to meet these obligations with our cash on hand, ongoing cashflows from our operations, and the liquidity created from the additional measures identified above. If our plans are not realized, we intend to explore additional opportunities to create liquidity by refinancing and deferring repayment of our principal maturity payments that are due within the next twelve months. The Company continues to monitor covenant compliance with its lenders as any noncompliance could have a material impact on the Company’s financial position, cash flows and results of operations.

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

The Treasury Loan requires the Company, under certain circumstances, including within one business day prior to the last business day of March and September of each year, beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On September 23, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR to 1.44 to 1.0 through November 22, 2024, after which, the required minimum CCR will revert back to 1.55 to 1.0. On December 23, 2024 we entered into an agreement with the UST to lower the minimum CCR covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0.

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

We believe that between the Merger, existing cash and cash equivalents, existing credit facilities, and anticipated asset sales, there will be adequate funding for our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures, which includes purchases of spare engines, aircraft, inventory, tools, vehicles, equipment and miscellaneous projects for the three months ended December 31, 2024 were approximately

2.0% of revenues. We expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $40.0 million. In addition, we had restricted cash of $3.0 million as of December 31, 2024. Restricted cash includes certificates of deposit that secure letters of credit issued for landing fees, worker's compensation insurance and other business needs. Furthermore, as of December 31, 2024, we also had $230.6 million in secured indebtedness incurred primarily in connection with our financing of aircraft. Our primary uses of liquidity are capital expenditures, operating lease payments, and debt repayments. As of December 31, 2024, we had $143.3 million of short-term debt, excluding finance leases, and $83.8 million of long-term debt excluding finance leases.

Debt and Other Obligations

As of December 31, 2024, we had $262.7 million of long-term debt (including principal and projected interest obligations) and finance lease obligations (including current maturities). This amount consists of $172.6 million in notes payable principal payments related to owned aircraft used in continuing operations, $25.0 million in notes payable principal payments related to spare engines and engine kits, $33.0 million in principal outstanding under our working capital line of credit, and an aggregate of $32.1 million in projected interest costs through our fiscal 2027.

As of December 31, 2024, we had variable rate debt representing 63.3% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Operating Leases

We have significant long-term operating lease obligations primarily relating to our aircraft fleet, as well as leases of office and hangar space. As of December 31, 2024, we had one airframe and 21 engines on operating leases (excluding aircraft leased at nominal amounts from United). The airframe is a short-term operating lease that will be returned when the airframes are removed from the United CPA by the end of February 2025. The engines have remaining lease terms of up to 1.9 years. Future minimum lease payments due under all long-term operating leases were approximately $9.8 million as of December 31, 2024.

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

On September 25, 2019, the Company extended the term on its $35.0 million working capital draw loan by three years, which terminated in December 2022. Interest is assessed on drawn amounts at one-month SOFR plus 3.75%. In June 2020, $23.0 million was drawn to cover operational needs. As of September 30, 2022, $15.6 million remained outstanding under the working capital draw loan.

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

Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities. We also use third-party vendors, such as AAR, Ascent, Embraer, Aviall, and GE, for certain heavy airframe and engine maintenance work, along with parts procurement and component overhaul services for our aircraft fleet. As of December 31, 2024, $44.2 million of parts inventory was consigned to us by AAR and Aviall under long-term contracts that is not reflected on our balance sheet.

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

Restricted Cash

As of December 31, 2024, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a $6.0 million letter of credit facility and to issue letters of credit for landing fees, worker's compensation insurance and other business needs. Pursuant to such agreement, $3.0 million, $3.0 million, and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of December 31, 2024, and September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Cash Flows

The following table presents information regarding our cash flows for the three months ended December 31, 2024 and 2023 and fiscal years ended September 30, 2024, 2023, and 2022:

	Three Months Ended		Year Ended
	December 31,		September 30,
	2024	2023 (unaudited)	2024	2023	2022
Net cash (used in) provided by operating activities	$(11,561)	$(7,841)	$34,244	$(24,091)	$13,362
Net cash provided by investing activities	115,834	46,605	148,788	142,285	1,365
Net cash used in financing activities	(79,919)	(55,634)	(200,474)	(143,147)	(77,569)
Net increase/(decrease) in cash, cash equivalents and restricted cash	24,354	(16,870)	(17,442)	(24,953)	(62,842)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072	36,072	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$42,984	$19,202	$18,630	$36,072	$61,025

Net Cash Flow (Used in) Provided by Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash used in operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our three months ended December 31, 2024, we had cash flow used in operating activities of $11.6 million. We had net loss of $111.9 million adjusted for the following significant non-cash items: asset impairment of $65.7 million, depreciation of $8.0 million, deferred income taxes of $(3.7) million, amortization of deferred credits of $(1.0) million, amortization of debt discount and issuance costs and accretion of interest of $1.4 million, loss on sale of assets of $46.7 million, gain on debt forgiveness of $(4.5) million, and $3.9 million in net other operating cash flow adjustments. We had net change of $(14.6) million within other net operating assets and liabilities largely driven by accrued liabilities, accounts payable, and accounts receivable, partially offset by deferred revenue during our three months ended December 31, 2024.

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

Net Cash Flows Provided by Investing Activities

Our investing activities generally consist of the sale of assets, capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our three months ended December 31, 2024, our net cash flow provided by investing activities was $115.8 million. We received a total of $117.7 million from the sale of aircraft and engines, net of transaction costs. Additionally, we invested $1.3 million in depreciable inventory and $0.6 million in tools, vehicles, equipment and other miscellaneous projects.

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

During our fiscal year ended September 30, 2023, our net cash flow provided by investing activities was $142.3 million. We received a total of $178.6 million from the sale of aircraft and engines and received a $0.3 million in refunds on equipment and other deposits. Additionally, we invested $15.8 million in spare engines, $2.2 million in aircraft, $13.4 million in inventory, $2.6 million in costs associated with transitioning CRJ-900 aircraft to United operations, and $2.6 million in tools, vehicles, equipment and other miscellaneous projects.

During our fiscal year ended September 30, 2022, our net cash flow provided by investing activities was $1.4 million. We received a total of $50.0 million from sale of 10 CRJ-700 aircraft. Additionally, we invested $16.7 million in spare engines, $2.2 million in aircraft, $18.4 million in inventory, $4.4 million in tools, vehicles, equipment and other miscellaneous projects, $7.6 million in net payments on equipment and other deposits, and $0.2 million in equity securities.

Net Cash Flows Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, stock repurchases, and proceeds received from issuing common stock under our ESPP.

During our three months ended December 31, 2024, our net cash flow used in financing activities was $79.9 million, all of which consisted of principal repayments on long-term debt.

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

In addition to the aircraft we lease from United under our United CPA, one of our aircraft is leased from third parties. Our aircraft operating lease is short-term and results in rental payments being charged to rent expense immediately.

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

A portion of the Company's compensation under its CPAs with United and previously American is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized lease revenue of $20.2 million and $34.9 million for the three months ended December 31, 2024 and 2023, respectively, and $123.0 million, $144.7 million, and $158.4 for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity of the total service provided.

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

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance. The deferred revenue balance as of December 31, 2024 of $15.3 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term).

Property and Equipment

The Company’s property and equipment, which primarily consists of aircraft and related flight equipment, had a net book value of $203.6 million as of December 31, 2024. The Company monitors for any indicators of impairment of its property and equipment and other long-lived assets whenever events or changes in circumstances indicate that the related carrying amount may be impaired. Factors which could be indicators of impairment include, but are not limited to: (i) significant adverse changes in the extent or manner in which an asset is being used, including permanently removing a long-lived asset or assets from operations; (ii) significant changes in the estimated useful life of an asset; (iii) significant changes in estimated future cash flows or a history of operating or cash flow losses; (iv) permanent and significant declines in market prices of an asset; and (v) changes to the regulatory environment or business climate. The Company records an impairment loss if (i) the undiscounted future cash flows are found to be less than the carrying amount of the asset or asset group, and (ii) the carrying amount of the asset or asset group exceeds its fair value. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 12 - "Income Taxes" in the notes to our consolidated financial statements included elsewhere in this Transition Report for additional information. See also "Management's Discussion and Analysis—Results of Operations—Income Taxes" for additional information.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4 - "Recent Accounting Pronouncements" in the notes to our consolidated financial statements included elsewhere in this Transition Report.

For a listing and discussion of our accounting policies, see Note 2 - "Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements included elsewhere in this Transition Report.

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

As of December 31, 2024, we had $145.1 million of variable rate debt including current maturities. A hypothetical 100 basis point change in market interest rates would have increased interest expense by approximately $1.5 million in our three months ended December 31, 2024.

As of December 31, 2024, we had $85.5 million of fixed rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed rate debt instruments as of December 31, 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this Transition Report.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2024 to 2025

Melville, NY
May 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Mesa Air Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Air Group, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss , stockholders’ equity and cash flows for the three months ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the three months ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Forecasted Cash Flows Utilized in Assessment of Long-lived Assets

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

The forecasts of undiscounted cashflows prepared to assess potential impairment of long-lived assets were prepared with significant judgment and estimates of future cashflows based on projections of capacity purchase agreement block hours, maintenance events, labor costs, and other relevant factors.

The principal considerations for our determination that performing procedures relating to the forecasts of undiscounted cashflows prepared to assess impairment of long-lived assets as critical audit matters are (i) the significant judgment by management in estimating capacity purchase block hours, maintenance events, labor costs, and other relevant factors, and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasts of undiscounted cashflows.

Addressing the critical audit matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) testing management’s process for developing the estimates (ii) testing the completeness and accuracy of underlying data used in the estimates and (iii) testing the completeness of the disclosures related to management’s plans.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Melville, NY
November 20, 2025

MESA AIR GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	September 30,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,980	$15,621	$32,940
Restricted cash	3,004	3,009	3,132
Receivables, net ($1,808, $1,883, and $4,016 from related party)	5,250	5,263	8,253
Expendable parts and supplies, net	29,172	28,272	29,245
Assets held for sale	80,723	5,741	57,722
Prepaid expenses and other current assets	2,577	3,371	7,294
Total current assets	160,706	61,277	138,586

Property and equipment, net	203,567	426,351	698,022
Lease and equipment deposits	524	1,289	1,630
Operating lease right-of-use assets	6,588	7,231	9,709
Deferred heavy maintenance, net	5,351	6,396	7,974
Assets held for sale	—	86,605	12,000
Other assets	6,829	7,709	30,546
Total assets	$383,565	$596,858	$898,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($7,512, $6,604 and $20,500 from related party)	$143,275	$50,455	$163,550
Current portion of deferred revenue	4,955	3,932	4,880
Current maturities of operating leases	1,430	1,681	3,510
Accounts payable	60,932	72,096	58,957
Accrued compensation	6,705	12,797	10,008
Customer deposits	962	1,189	—
Other accrued expenses	34,482	32,308	27,001
Total current liabilities	252,741	174,458	267,906
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($25,505, $30,914 and $30,630 from related party)	83,786	259,816	364,728
Noncurrent operating lease liabilities	6,484	6,863	8,077
Deferred credits from related party	2,036	3,020	4,617
Deferred income taxes	2,937	8,173	8,414
Deferred revenue, net of current portion	10,329	5,707	16,167
Other noncurrent liabilities	26,675	28,579	28,522
Total noncurrent liabilities	132,247	312,158	430,525
Total liabilities	384,988	486,616	698,431
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,331,719 (December 2024), 41,331,719 (September 2024), and 40,940,326 (September 2023) shares issued and outstanding, 4,899,497 (December 2024), 4,899,497 (September 2024), and 4,899,497 (September 2023) warrants issued and outstanding	272,655	272,376	271,155
Accumulated deficit	(274,078)	(162,134)	(71,119)
Total stockholders' equity	(1,423)	110,242	200,036
Total liabilities and stockholders' equity	$383,565	$596,858	$898,467

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Three Months Ended		Year Ended
	December 31,		September 30,
	2024	2023 (unaudited)	2024	2023	2022
Operating revenues:
Contract revenue ($78,569, $96,412, $394,206, $294,129, and $207,003 from related party)	$80,678	$101,100	$404,322	$421,298	$478,482
Pass-through and other revenue	22,555	17,677	72,087	76,767	52,519
Total operating revenues	103,233	118,777	476,409	498,065	531,001
Operating expenses:
Flight operations	35,273	51,818	184,472	216,748	177,038
Maintenance	46,527	48,627	184,725	199,648	201,930
Aircraft rent	1,616	1,204	7,797	6,200	36,989
General and administrative	9,519	12,009	44,248	48,765	43,966
Depreciation and amortization	7,979	13,293	40,041	60,359	81,508
Asset impairment	65,665	40,384	73,709	54,343	171,824
Loss on sale of assets	46,691	386	682	(7,162)	(4,723)
Other operating expenses	760	2,458	6,555	3,510	7,471
Total operating expenses	214,030	170,179	542,229	582,411	716,003
Operating loss	(110,797)	(51,402)	(65,820)	(84,346)	(185,002)
Other expense, net:
Interest expense	(7,064)	(11,160)	(38,455)	(49,921)	(35,289)
Interest income	17	14	68	146	139
Gain on investments, net	—	—	8,032	—	—
Unrealized (loss)/gain on investments, net	(42)	2,451	(6,145)	5,408	(13,715)
Gain on extinguishment of debt	—	2,954	2,954	—	—
Gain on debt forgiveness	4,500	—	10,500	—	—
Other expense, net	(2,901)	157	(1,630)	(148)	(801)
Total other expense, net	(5,490)	(5,584)	(24,676)	(44,515)	(49,666)
Loss before taxes	(116,287)	(56,986)	(90,496)	(128,861)	(234,668)
Income tax (benefit)/expense	(4,343)	864	519	(8,745)	(51,990)
Net loss and comprehensive loss	$(111,944)	$(57,850)	$(91,015)	$(120,116)	$(182,678)
Net loss per share attributable to common shareholders
Basic	$(2.71)	$(1.41)	$(2.21)	$(3.04)	$(5.06)
Diluted	$(2.71)	$(1.41)	$(2.21)	$(3.04)	$(5.06)
Weighted-average common shares outstanding
Basic	41,332	40,940	41,137	39,465	36,133
Diluted	41,332	40,940	41,137	39,465	36,133

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

			Common
			Stock and
			Additional	Retained
	Number of	Number of	Paid-In	Earnings/
	Shares	Warrants	Capital	(Accumulated Deficit)	Total
Balance at September 30, 2021	35,958,759	4,899,497	$256,372	$231,675	$488,047

Stock compensation expense	—	—	2,761	—	2,761
Payment of tax withholding for RSUs	(147,108)	—	(455)	—	(455)
Restricted shares issued	455,303	—	100	—	100
Employee share purchases	109,943	—	399	—	399
Net loss	—	—	—	(182,678)	(182,678)
Balance at September 30, 2022	36,376,897	4,899,497	$259,177	$48,997	$308,174

Stock compensation expense	—	—	2,275	—	2,275
Payment of tax withholding for RSUs	(204,486)	—	(363)	—	(363)
Restricted shares issued	585,401	—	—	—	—
United Stock Issuance	4,042,061		9,782		9,782
Employee share purchases	140,453	—	284	—	284
Net loss	—	—	—	(120,116)	(120,116)
Balance at September 30, 2023	40,940,326	4,899,497	$271,155	$(71,119)	$200,036

Stock compensation expense	—	—	1,329	—	1,329
Payment of tax withholding for RSUs	(112,698)	—	(138)	—	(138)
Restricted shares issued	448,719	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net loss	—	—	—	(91,015)	(91,015)
Balance at September 30, 2024	41,331,719	4,899,497	$272,376	$(162,134)	$110,242

Stock compensation expense	—	—	$279	$—	$279
Net loss	—	—	—	(111,944)	(111,944)
Balance at December 31, 2024	41,331,719	4,899,497	$272,655	$(274,078)	$(1,423)

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Consolidated Statements of Cash Flows

(in thousands)

	December 31,		September 30,
	2024	2023 (unaudited)	2024	2023	2022
Cash flows from operating activities:
Net (Loss)	$(111,943)	$(57,850)	$(91,015)	$(120,116)	$(182,678)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	7,979	13,293	40,041	60,359	81,508
Stock compensation expense	279	427	1,329	2,275	2,761
Unrealized loss/(gain) on investments, net	42	(2,451)	6,145	(5,408)	13,715
Realized gain on investments, net	—	—	(8,032)	—	—
Deferred income taxes	(5,235)	428	(242)	(9,304)	(52,221)
Amortization of deferred credits	(984)	(153)	(1,067)	1,535	(852)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	1,390	2,291	8,334	6,324	9,681
Asset impairment	65,665	40,384	73,709	54,343	171,824
Loss/(Gain) on sale of assets	46,691	386	682	(7,162)	(4,723)
(Gain)/Loss on extinguishment of debt	—	(2,954)	(2,954)	1,505	397
(Gain) on debt forgiveness	(4,500)	—	(10,500)	—	—
Other	3,628	912	4,277	2,236	867
Changes in assets and liabilities:
Receivables	(2,934)	2,736	2,990	(4,275)	(811)
Expendable parts and supplies	(900)	415	(1,334)	(2,530)	(2,882)
Prepaid expenses and other operating assets and liabilities	954	2,604	4,126	(769)	(679)
Accounts payable	(11,164)	(3,903)	13,742	496	(2,772)
Deferred heavy maintenance, net	—	—	(1,637)	(1,382)	(8,066)
Deferred revenue	5,645	(3,002)	(11,068)	(3,020)	(10,432)
Accrued expenses and other liabilities	(6,186)	(1,513)	7,281	(3,938)	(3,175)
Operating lease right-of-use assets and liabilities	12	109	(563)	4,740	1,900
Net cash (used in) provided by operating activities	(11,561)	(7,841)	34,244	(24,091)	13,362

Cash flows from investing activities:
Capital expenditures	(2,065)	(6,884)	(20,313)	(36,641)	(40,814)
Proceeds from (purchases of) investments in equity securities, net		—	9,617	—	(200)
Proceeds from sale of aircraft and engines, net of transaction costs	117,685	53,489	158,334	178,644	50,000
Investment transaction costs	—	—	(380)	—	—
Receipt (payment) of equipment and other deposits	214	—	1,530	282	(7,621)
Net cash provided by investing activities	115,834	46,605	148,788	142,285	1,365

Cash flows from financing activities:
Proceeds from long-term debt	—	81,855	86,855	60,878	39,811
Principal payments on long-term debt and finance leases	(79,919)	(137,489)	(286,299)	(203,029)	(114,910)
Payments of debt and warrant issuance costs	—	—	—	(917)	(2,414)
Proceeds from issuance of common stock under ESPP	—	—	30	284	399
Debt prepayment costs	—	—	(922)	—	—
Payment of tax withholding for RSUs	—	—	(138)	(363)	(455)
Net cash used in financing activities	(79,919)	(55,634)	(200,474)	(143,147)	(77,569)

Net change in cash, cash equivalents and restricted cash	24,354	(16,870)	(17,442)	(24,953)	(62,842)
Cash, cash equivalents and restricted cash at beginning of period	18,630	36,072	36,072	61,025	123,867
Cash, cash equivalents and restricted cash at end of period	$42,984	$19,202	$18,630	$36,072	$61,025

Supplemental cash flow information
Cash paid for interest	$5,686	$6,948	$31,492	$38,410	$24,895
Cash paid for income taxes, net	$—	$—	$—	$419	$487
Operating lease payments in operating cash flows	$786	$1,211	$4,585	$9,476	$36,262
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$—	$339	$419	$2,919	$6,286
Supplemental non-cash financing activities
Finance lease obtained in exchange for lease liability	$—	$—	$—	$65,481	$—
Principal payments in exchange for transfer of equity investment	$—	$—	$12,610	$—	$—
Principal forgiven	$4,500	$—	$10,500	$—	$—
Acquisition of finance leases	$—	$—	$—	$—	$15,122
Investments in warrants to purchase common stock	$—	$—	$—	$—	$3,260
Accrued capital expenditures	$—	$—	$—	$196	$1,121

See accompanying notes to these consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Consolidated Financial Statements

1.
Organization and Operations

The Company

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states, Cuba, and Mexico. As of December 31, 2024, Mesa operated a fleet of 60 regional aircraft consisting of 54 E-175 aircraft and six CRJ-900 aircraft with approximately 228 daily departures. During the three months ended December 31, 2024, Mesa’s fleet were operated under our Capacity Purchase Agreement ("CPA") with United, leased to a third party, held for sale or maintained as operational spares. Mesa operates all of its flights as United Express flights pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company's consolidated contract revenues for the three months ended December 31, 2024 and 2023, and fiscal years ended September 30, 2024 and 2023 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development, ("MPD"). Revenues during the three months ended December 31, 2023 and fiscal years ended September 30, 2024 and 2023 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), Inc. ("DHL"), which terminated in March 2024. Revenues during the fiscal year ended September 30, 2023 also included revenues derived from our CPA with American Airlines, Inc. ("American"). Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the three months ended December 31, 2024.

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

Liquidity and Going Concern

During the three months ended December 31, 2024 and fiscal year ended September 30, 2024, costs associated with the transition of our operations with American to United, ongoing carrying costs related to the parked CRJ-900 fleet that has been sold but not closed, selling costs related to the CRJ-900 airframes and GE CF34-8B/C engines, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United had asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet, leading to increased costs and impacting our block hour capabilities while these pilots are in training.

As a result, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $111.9 million, primarily due to an impairment expense of $65.7 million related to held-for-sale assets and a $46.7 million loss on asset sales, contributing to the ongoing financial distress. These conditions and events raised substantial doubt regarding our ability to continue as a going concern and to fund our operations and meet our debt obligations over the next twelve months after the filing of this Form 10-KT.

As of December 31, 2024, Mesa has $9.0 million of borrowing capacity under the United Revolving Credit Facility based on spare parts valuation. As of December 31, 2024, the Company has $143.3 million of principal maturity payments on long-term debt due within the next twelve months including $112.1 million under our UST Loan which is due and payable on October 30, 2025, and extendable to November 28, 2025.

Mesa’s merger with Republic

On April 4, 2025, Republic and Mesa entered into the Merger Agreement pursuant to the Merger. Upon closing of the Merger, the Surviving Corporation, to be renamed Republic Airways Holdings Inc., will be led by the executive leadership of Republic. Republic will designate six of seven non-employee directors to the Surviving Corporation Board, while Mesa will designate one of seven non-employee directors.

Upon effectiveness of the Merger, stockholders of Republic will hold an approximate 88% interest in the Surviving Corporation, and stockholders of Mesa will hold an approximate 6% interest in the Surviving Corporation with the ability to acquire additional equity interests up to 6% of the Surviving Corporation, totaling up to approximately 12% in the aggregate, contingent upon Mesa’s satisfaction of certain pre-closing criteria.

Concurrently with the execution and delivery of the Merger Agreement, Republic, Mesa, and United Airlines, among other parties, entered into the TPA, pursuant to which, among other things: (i) Mesa will take certain actions at or prior to the closing of the Merger to dispose of certain assets, extinguish certain liabilities, and effectuate certain related transactions; (ii) United Airlines will take certain actions at or prior to the closing of the Merger to facilitate Mesa’s actions in the foregoing clause (i); (iii) Mesa, following the Closing (and in all events immediately following the Effective Time), will conduct the Escrow Issuance; and (iv) United Airlines will reimburse the Surviving Corporation for certain specified costs and expenses.

As part of the merger closing process, the TPA among Mesa, Republic, and United outlines a structured approach to resolving Mesa’s outstanding financial obligations. Specifically, Mesa will terminate its existing capacity purchase agreement with United Airlines and dispose of certain aircraft and spare inventory assets. The proceeds from these sales, along with Mesa’s available cash, will be applied toward the repayment of substantially all trade debts, long-term liabilities, and other outstanding obligations. If any residual liabilities remain after Mesa’s resources are exhausted, United Airlines will either forgive the remaining amounts or provide a one-time cash payment at closing sufficient to fully discharge them.

Note that a Form S-4 Proxy Statement/Prospectus ("Form S-4") was filed by Mesa with the SEC for the proposed Merger, and Mesa received the Notice of Effectiveness of the Form S-4 on September 30, 2025. On September 29, 2025, Mesa filed a Form 8-K (Item 5.03) approving a change in the Company’s fiscal year-end, moving from September 30 to December 31 of each year, effective for the fiscal year beginning on January 1, 2025, and ending on December 31, 2025. The change in the fiscal year-end was approved by the Board of Directors of Mesa on September 24, 2025.

Mesa’s Special Meeting and shareholder vote to approve the merger occurred on November 17, 2025, and the Merger is expected to close on November 25, 2025. All closing conditions are listed below and are all satisfied as of November 20, 2025:

•
Republic and Stockholder Approvals: Mesa held a special meeting of its stockholders on November 17, 2025, during which the Merger was approved. Republic’s stockholder approval was already obtained earlier.
•
Regulatory Approvals and HSR Act Compliance: All regulatory approvals have been received. The HSR waiting period expired on June 16, 2025. All necessary approvals from DOT, FAA, FCC, TSA, and foreign CAA have been received. Additionally, notification to AFAC and the necessary approvals regarding transfer of control have been obtained.
•
Effectiveness of SEC Registration Statement: The registration statement has been declared effective by the SEC on September 30, 2025. No stop order has been issued.
•
Nasdaq Listing Approval: Nasdaq has approved the shares of Mesa common stock to be issued in the Merger.
•
Absence of Legal Prohibition: No such legal or regulatory prohibition exists. Condition satisfied.

•
Accuracy of Representations and Warranties: Each party has delivered an officer certificate confirming the accuracy of its representations and warranties. Condition satisfied.
•
Compliance with Covenants: Compliance has been confirmed by both parties.
•
Absence of Material Adverse Effect: No material adverse effect has occurred. Condition satisfied.
•
Certificates: Officer certificates have been delivered. Condition satisfied.
•
Ownership Limitation Post-Merger: Post-merger, no entity will own 30% or more of the new company. Confirmed that no such ownership concentration will exist post-closing.
•
TPA Agreement Compliance: All required pre-Closing transactions have been completed. No breaches have been reported. Certification from United Airlines has been received.
•
CPA Side Letter Compliance: No breach or notice of non-performance has been received.
•
Filing of Financial Statement: Required filings have been made and are publicly available on EDGAR.
•
Disposition of Non-Core Assets: All CRJ-related assets have been sold, except three airframes, 11 engines and certain spare parts, which will be sold post-closing and credited to Mesa. All other non-E-175 assets have been disposed of. Condition substantially satisfied.

Asset sales

On December 31, 2024 and January 31, 2025, Mesa sold 18 E-175 aircraft to United for $227.7 million in gross proceeds equal to the fair market value of the assets based on multiple appraisals discounted by $20 million. $69.6 million of the proceeds was used to pay off outstanding debt, and $73.4 million of the proceeds was withheld by United for the assumption of debt. As a result of these sales, all 60 E-175 aircraft are owned by United and all heavy maintenance (C Check, L Gear, Engine) as well as all non-expendable part repairs are pass-through expenses reimbursed by United, eliminating the majority of Mesa’s maintenance cost exposure for these aircraft.

Amendment to Loan and Guarantee Agreement

On October 24, 2025, the Company entered into an Amendment (the "Amendment") to its Loan and Guarantee Agreement, dated as of October 30, 2020 (as theretofore amended, the "Loan Agreement"), among Mesa, Mesa Airlines, the Guarantors party thereto from time to time, Jefferies Capital Services, LLC (as successor in interest to the United States Department of the Treasury) (the "Lender" or "Jefferies"), and The Bank of New York Mellon as Administrative Agent and Collateral Agent (the "Agents") (collectively, the "Parties"). Capitalized terms used but not defined herein have the meanings ascribed to them in the Loan Agreement.

Under the terms of the Amendment, Jefferies agreed to: (a) extend the Maturity Date of the Loan Agreement from October 30, 2025 to November 28, 2025, subject to the Company’s further right to extend the Maturity Date by 30 days by providing notice to the Administrative Agent to no later than November 27, 2025; (b) reduce the interest rate under the Loan Agreement to zero percent (0%) for a period of 90 days from the date of the Amendment; (c) waive the restrictions on Fundamental Changes and Organizational Document amendments in connection with the Merger; (d) waive the Collateral Coverage Ratio through the Maturity Date, and (e) subject to the payment in full of the obligations under the Loan Agreement on the Maturity Date, reduce the principal amount of the Obligations under the Loan Agreement by $12.3 million (collectively, the "Amendments").

In connection with the execution of the Amendment, (i) Mesa Airlines entered into a Security and Control Agreement with Jefferies pursuant to which Mesa Airlines deposited $31.9 million into a collateral account controlled by Jefferies and agreed to pledge an aircraft engine, each as collateral for the obligations under the Loan Agreement, and (ii) Mesa Airlines agreed to pay Jefferies a non-refundable advisory fee of $3.5 million, payable on the earlier of the approval of the Merger and the Maturity Date.

As of the issuance of this Form 10-KT, the Company has implemented certain strategic and financial plans, including the merger with Republic as outlined above. Based on management `s plan, which includes the increased financial position of the combined Company, the Company has alleviated the substantial doubt regarding its ability to continue as a going concern and expects to be able to meet its cash obligations for next twelve months following the issuance of this Form 10-KT.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. During the three months ended December 31, 2024, we continued our transition to an entirely E-175 fleet. The remaining six CRJ-900 aircraft will be removed from the CPA by the end of February 2025. As of December 31, 2024 we operated 54 E-175 and six CRJ-900 aircraft under our United CPA. Under the United CPA, United owns 50 of our 60 E-175 aircraft. The E-175 aircraft owned by United and leased to us have terms expiring between 2025 and 2028, and the 10 E-175 aircraft owned by us have terms expiring in 2028.

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

United reimburses us on a pass-through basis for certain costs related to heavy airframe and engine maintenance, landing gear, auxiliary power units ("APUs") and component maintenance for the aircraft owned by United. Our United CPA permits United, subject to certain conditions, including the payment of certain costs tied to aircraft type, to terminate the agreement in its discretion, or remove aircraft from service, by giving us notice of 90 days or more. If United elects to terminate our United CPA in its entirety or permanently remove select aircraft from service, we are permitted to return any of the affected aircraft leased from United at no cost to us. In addition, if United removes any of our 10 owned E-175 aircraft from service at its direction, United would remain obligated, at our option, to assume the aircraft ownership and associated debt with respect to such aircraft through the end of the term of the United CPA.

Subsequent to December 31, 2024, we amended our United CPA, providing for the following:

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company generated a net loss of $111.9 million and had cash flow used in operations of $11.6 million for the three months ended December 31, 2024. As of December 31, 2024, the Company had a working capital deficit of $92.0 million, an accumulated deficit of $274.1 million, and cash and cash equivalents of $40.0 million. The Company's strategic and financial plans outlined under Liquidity and Going Concern, specifically the Merger, will allow the Company to obtain required funding for future operations and obligations.

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

While we operate under our CPA, we do not manage our business based on any performance measure at the individual contract level. As of December 31, 2024, our chief operating decision maker ("CODM") was the Chief Executive Officer. Our CODM uses consolidated financial information to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. Our CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment.

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

The Company has an agreement with a financial institution for a $6.0 million letter of credit facility to issue letters of credit for landing fees, workers' compensation insurance, and other business needs. Pursuant to such agreement, $3.0 million, $3.0 million, and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of December 31, 2024 and September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Cash, cash equivalents and restricted cash consist of the following:

	December 31,	September 30,
	2024	2024	2023
Cash and cash equivalents	$39,980	$15,621	$32,940
Restricted cash	3,004	3,009	3,132
Total cash, cash equivalents and restricted cash	$42,984	$18,630	$36,072

Expendable Parts and Supplies

Expendable parts and supplies are stated at cost, less an allowance for obsolescence. The Company provides an allowance for obsolescence for such parts and supplies over the useful life of its aircraft after considering the useful life of each aircraft fleet, the estimated cost of expendable parts expected to be on hand at the end of the useful life, and the estimated salvage value of the parts. This allowance for expendable parts account was $4.7 million, $4.7 million, and $4.1 million as of December 31, 2024 and September 30, 2024 and 2023, respectively.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets at the CPA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. If an asset group is impaired, the impairment loss recognized is the amount by which the asset group's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. Due to the sales price of our E-175 aircraft pursuant to the Aircraft Purchase Agreement with United, $60.7 million of impairment was recorded to our fleet during the three months ended December 31, 2024. The Company did not record impairment expenses to our fleet during the fiscal years ended September 30, 2024 and 2023. The Company recognized $109.7 million in impairment on property and equipment and other long-lived assets for the fiscal year ended September 30, 2022.

Assets Held for Sale

We classify assets as held for sale when (i) our management approves and commits to a formal plan of sale that is probable of being completed within one year; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer has been initiated; (iv) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. If the market value, less costs to sell, is lower than the current carrying value, an impairment loss is recorded on the asset designated as held for sale. The Company recognized impairment expenses on assets designated as held for sale of $4.9 million and $40.4 million for the three months ended December 31, 2024 and 2023, respectively, and $73.7 million, $50.6 million, and $62.1 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. See Note 6 – “Assets Held for Sale” for further discussion of our assets classified as held for sale as of December 31, 2024

Fair Value Measurements

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

Revenue Recognition

The Company recognizes revenue when the service is provided under its CPA. Under the CPA, United generally pays a fixed monthly minimum amount per aircraft, plus certain additional amounts based upon the number of flights and block hours flown. The contract also includes reimbursement of certain costs incurred by the Company in performing flight services. These costs, known as "pass-through costs," may include passenger liability insurance as well as aircraft property taxes and other flight service expenditures defined in our agreement. Additionally, for the E-175 aircraft owned by United, the CPA provides that United will reimburse the Company for heavy airframe and engine maintenance, landing gear, APUs and component maintenance. The Company also receives compensation under its CPA for heavy maintenance expenses at a fixed hourly rate or per aircraft rate for all aircraft in scheduled service other than the E-175 aircraft owned by United. The Company is eligible to receive incentive compensation upon the achievement of certain performance criteria defined in the agreement. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to the agreement during the period accordingly, subject to the variable constraint guidance under ASC 606. All revenue recognized under the CPA is presented as the gross amount billed to United. Due to United's ownership in the Company (9.8% as of December 31, 2024), revenue recognized under the United CPA is considered related party revenue.

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

A portion of the Company's compensation under its CPAs with United and previously American is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is deemed to be lease revenue, as such agreements identify the "right of use" of a specific type and number of aircraft over a stated period-of-time. The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized $20.2 million, $34.9 million, $123.0 million, $144.7 million, and $158.4 million of lease revenue for the three months ended December 31, 2024 and 2023 and fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity of the total service provided.

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

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance. The deferred revenue balance as of December 31, 2024 of $15.3 million (current and non-current portion) represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied (as flights are completed over the remaining contract term). Deferrals of revenue and recognition of previously deferred revenue during the three months ended December 31, 2024 are shown below:

Revenue Deferred/(Recognized)
Deferred revenue as of September 30, 2024	$9,639
Fixed revenue deferrals	9,287
Pass-through revenue deferrals	2,858
Previously deferred fixed revenue recognized	(5,271)
Previously deferred pass-through revenue recognized	(1,229)
Deferred revenue as of December 31, 2024	$15,284

Contract Liabilities

Contract liabilities consist of deferred credits representing upfront payments received from United related to aircraft modifications associated with the CPA and pilot training. The deferred credits are recognized over time depicting the pattern of transfer of the related services over the term of the CPA.

Current and non-current deferred credits are recorded to other accrued expenses and non-current deferred credits in the consolidated balance sheets, respectively. The Company's total current and non-current deferred credit balances at December 31, 2024 and September 30, 2024 and 2023 were $3.1 million, $4.1 million, and $5.1 million, respectively. The Company recognized $1.0 million and $1.0 million of the deferred credits within contract revenue in the consolidated statements of operations and comprehensive loss during the three months ended December 31, 2024 and 2023, respectively, and $1.8 million, $1.7 million, and $0.9 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

Contract Assets

The Company recognizes assets from the incremental costs incurred to obtain contracts with major partners including aircraft painting, aircraft reconfiguration, flight service personnel training costs, and the issuance of stock. These costs are amortized based on the pattern of transfer of the services in relation to flight hours over the term of the contract. Contract assets are recorded as other assets in the consolidated balance sheets. The Company's contract assets balance at December 31, 2024 and September 30, 2024 and 2023 was approximately $5.4 million, $6.1 million, and $8.8 million, respectively. Contract cost amortization was approximately $0.7 million and $0.4 million for the three months ended December 31, 2024 and 2023, respectively, and $2.7 million, $1.0 million, and $0 for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

Maintenance Expense

The Company operates under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

The Company accounts for heavy maintenance and major overhaul costs on its owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was approximately $1.1 million and $0.8 million for the three months ended December 31, 2024 and 2023, respectively, and $3.2 million, $3.1 million, and $1.9 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. At December 31, 2024 and September 30, 2024 and 2023, the Company had a deferred heavy maintenance balance, net of accumulated amortization, of approximately $5.4 million, $6.4 million, and $8.0 million, respectively. The Company accounts for heavy maintenance and major overhaul costs for all other fleets under the direct expense method whereby costs are expensed to maintenance expense as incurred, except for certain maintenance contracts where labor and materials price risks have been transferred to the service provider and require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair for utilization maintenance contracts where labor and materials price risks have been transferred to the service provider are charged to maintenance expense based on contractual payment terms. Our maintenance policy is determined by fleet when major maintenance is incurred.

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

Engine overhaul expense totaled approximately $10.1 million and $5.8 million for the three months ended December 31, 2024 and 2023, respectively, of which approximately $10.1 million and $5.7 million, respectively, was pass-through expense. Engine overhaul expense totaled approximately $23.0 million, $32.4 million, and $23.6 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively, of which approximately $23.5 million, $31.9 million, and $21.7 million, respectively, was pass-through expense. The Company received approximately $0.5 million from an insurance claim reimbursement during fiscal year 2024 which was net against engine overhaul expense. Airframe C-check expense totaled approximately $8.4 million and $6.4 million for the three months ended December 31, 2024 and 2023, respectively, of which approximately $7.7 million and $3.8 million, respectively, was pass-through expense. Airframe C-check expense totaled approximately $22.9 million, $23.4 million, and $22.1 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively, of which approximately $16.3 million, $16.9 million, and $3.2 million, respectively, was pass-through expense.

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

To determine whether impairments exist for aircraft and other related assets used in operations, we group assets, including ROU assets, at the CPA level (i.e., the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity purchase block hours, maintenance events, labor costs and other relevant factors. As all of our aircraft leases besides short-term aircraft leases are leased to us from United at nominal amounts and not recorded on our books, we did not assess leased aircraft for impairment. The Company recorded impairment losses of $60.7 million and $0 for the three months ended December 31, 2024 and 2023, respectively, and recorded impairment losses of $0, $0, and $10.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

As discussed in Note 1, we lease, at nominal rates, certain aircraft from United under our United CPA, which are excluded from operating lease assets and liabilities as they do not represent embedded leases under ASC 842. Other than nominal leases with United, one of our aircraft is leased from third parties, all of which are short-term leases. Our aircraft classified as operating leases results in rental payments being charged to expense over the term of the related leases. In the event that we or United decide to exit an activity involving leased aircraft, losses may be incurred. In the event that we exit an activity that results in exit losses, these losses are accrued as each aircraft is removed from operations for early termination penalties, lease settle up and other charges. Additionally, any remaining ROU assets and lease liabilities will be written off.

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

The Company records deferred revenue when cash payments are received or are due from United in advance of the Company’s performance, including amounts that are refundable. The Company deferred approximately $5.6 million of revenue during the three months ended December 31, 2024 and recognized approximately $11.4 million and $3.0 million of previously deferred revenue during the fiscal years ended September 30, 2024 and 2023, respectively, which was billed to and paid by United as well as American prior to the wind-down of the American CPA during fiscal year 2023. Deferred revenue is recognized as flights are completed over the remaining contract term.

The deferred revenue balance as of December 31, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending December 31,	Total Revenue
2025	$4,955
2026	5,603
2027	3,443
2028	1,283
Total	$15,284

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

The lease revenue associated with the Company's CPA is accounted for as an operating lease and is reflected as contract revenue on the Company's consolidated statements of operations and comprehensive loss. The Company recognized approximately $20.2 million and $34.9 million for the three months ended December 31, 2024 and 2023, respectively, and $123.0 million, $144.7 million, and $158.4 million of lease revenue fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

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

4.
Recent Accounting Pronouncements

We continue to evaluate recent accounting pronouncements and the effect that new standards and guidance has on our consolidated financial statements. During the nine months ended September 30, 2025, the Company applied the following new disclosure requirements:

•
Accounting Standards Update 2023-07, which requires enhanced disclosures regarding the Company's reportable segments.
•
Accounting Standards Update 2023-09, which requires additional income tax disclosures for better assessment of tax risks and tax planning.

Additionally, the Company is evaluating Accounting Standards Update 2024-03 which goes into effect in 2026 and requires the disaggregation of operating expenses as well as additional disclosures

5.
Concentrations of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are primarily held by financial institutions in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions. As of December 31, 2024, the Company had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million, $3.0 million and $3.1 million of outstanding letters of credit are required to be collateralized by amounts on deposit as of December 31, 2024 and September 30, 2024 and 2023, respectively, which are classified as restricted cash.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. Substantially all of the Company's consolidated revenue for the three months ended December 31, 2024 and fiscal year ended September 30, 2024 was derived from the United CPA. Fiscal years ended September 30, 2023 and 2022 also generated substantial revenue from the American CPA. 34.4%, 35.8%, and 48.7% of the Company's receivables at the end of December 31, 2024, September 30, 2024 and 2023, respectively, was also derived from the United CPA.

Amounts billed by the Company under the United CPA are subject to the Company's interpretation of the applicable agreement and are subject to audit by United. Periodically, United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of United. As such, the Company reviews amounts due based on historical collection trends, the financial condition of United, and current external market factors and records a reserve for amounts estimated to be uncollectible. The allowance for doubtful accounts was not material at December 31, 2024 and September 30, 2024 and 2023, respectively. If the Company's ability to collect these receivables and the financial viability of our major partners is materially different than estimated, the Company's estimate of the allowance could be materially impacted.

American did not account for any of the Company's total revenue for the three months ended December 31, 2024 and 2023. American accounted for 0%, 23%, and 45% of the Company's total revenue for fiscal years ended September 30, 2024, 2023, and 2022, respectively. United accounted for approximately 98% and 96% of the Company's total revenue for the three months ended December 31, 2024 and 2023, respectively, and 97%, 73%, and 48% for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. A termination of the United CPA would have a material adverse effect on the Company's business prospects, financial condition, results of operations, and cash flows.

Significant vendors are those which represent more than 10% of the Company's total purchases during the year. The Company had two vendors, AAR and Standard Aero Holdings, Inc. ("Standard Aero") which individually represented more than 10% of the Company's purchases during the three months ended December 31, 2024. AAR and Standard Aero accounted for approximately 18% and 13% of the Company's purchases during the year, respectively. A change to the operations of the Company's significant vendors could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

6. Assets Held for Sale

During the three months ended December 31, 2024, management continued our plan to sell certain of our CRJ-900 aircraft and related parts. As of September 30, 2024 the Company had a total of 26 CRJ-900 airframes, 55 GE model CF34-8C engines, two CRJ-700 aircraft, and certain spare parts classified as held for sale. The Company completed the sale of two CRJ-700 aircraft and four GE model CF34-8C engines during the three months ended December 31, 2024 that were held for sale as of September 30, 2024. Management determined that two additional CRJ-900 airframes met the criteria to be classified as assets held for sale during the three months ended December 31, 2024. These assets are presented separately in our condensed consolidated balance sheet at the lower of their current carrying value or their fair market value less costs to sell. The fair values are based upon observable and unobservable inputs, including recent purchase offers and market trends and conditions. The assumptions used to determine the fair value of our assets held for sale, excluding agreed upon purchase offers, are subject to inherent uncertainty and could produce a wide range of outcomes which we will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in our estimate of the fair value of our assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. The Company recorded a total of $4.9 million of impairment associated with held for sale assets during the three months ended December 31, 2024. Additionally, during the three months ended December 31, 2024, the Company agreed to sell 18 E-175 aircraft to United and completed the sale of eight of the 18 aircraft. The remaining 10 E-175 aircraft as part of the sale were still in use, and as such, not considered held for sale as of December 31, 2024.

As of December 31, 2024, the Company had 28 CRJ-900 airframes, 51 engines, and certain spare parts that were classified as assets held for sale with a net book value of $80.7 million.

7. Balance Sheet Information

Certain significant amounts included in the Company's consolidated balance sheets as of December 31, 2024 and September 30, 2024 and 2023, consisted of the following (in thousands):

	December 31,	September 30,
	2024	2024	2023
Expendable parts and supplies, net:
Expendable parts and supplies	$39,404	$39,089	$39,630
Less: expendable parts warranty	(5,574)	(6,079)	(6,295)
Less: obsolescence	(4,658)	(4,738)	(4,090)
	$29,172	$28,272	$29,245
Property and equipment, net:
Aircraft and other flight equipment	$319,831	$591,421	$1,039,782
Other equipment	9,788	9,503	9,421
Total property and equipment	329,619	600,924	1,049,203
Less: accumulated depreciation	(126,052)	(174,573)	(351,181)
	$203,567	$426,351	$698,022
Other assets:
Investments in equity securities	$300	$300	$20,320
Lease incentives	—	812	954
Contract asset	5,400	6,081	8,756
Other	1,129	516	516
	$6,829	$7,709	$30,546
Other accrued expenses:
Accrued property taxes	$4,722	$4,650	$5,281
Accrued interest	3,207	2,997	3,447
Accrued vacation	7,308	7,421	6,763
Accrued lodging	3,847	4,433	3,984
Accrued maintenance	1,911	2,493	2,117
Accrued employee benefits	1,528	1,075	1,450
Accrued fleet operating expense	3,118	2,751	650
Other	8,841	6,488	3,309
	$34,482	$32,308	$27,001
Other noncurrent liabilities:
Warrant liabilities	$25,225	$25,225	$25,225
Lease incentive obligations	—	1,050	1,050
Long-term employee benefits	537	485	429
Other	913	1,819	1,818
	$26,675	$28,579	$28,522

Depreciation Expense on Property and Equipment

Depreciation expense on property and equipment totaled $8.0 million and $13.3 million for the three months ended December 31, 2024 and 2023, respectively, and $40.0 million, $60.2 million, and $80.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

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

On March 12, 2024, the privately-held manufacturer of the VTOL aircraft, XTI Aerospace, Inc. ("XTIA"), and its merger subsidiary completed their merger agreement, and began trading as XTIA on the Nasdaq Composite on March 13, 2024, resulting in a readily determinable fair value on our investment in XTIA. The fair values of the Company's investments in XTIA are now Level 1 within the fair value hierarchy as the values are determined using quoted prices for the equity securities. The Company recorded a $42 thousand and $3.5 million unrealized loss on the investment in XTIA during the three months ended December 31, 2024 and fiscal year ended September 30, 2024, respectively.

Total net unrealized (loss)/gain on our investments in equity securities totaled $(42) thousand and $2.5 million for the three months ended December 31, 2024 and 2023, respectively, and $(6.1) million, $5.4 million, and $(13.7) million for the fiscal years ended September 30, 2024, 2023, and 2022 respectively, and are reflected in unrealized (loss)/gain on investments, net in our condensed consolidated statements of operations and comprehensive loss. Total realized gain on our investments in equity securities totaled $8.0 million, net of transaction costs, for the fiscal year ended September 30, 2024, and are reflected in gain on investments in our condensed consolidated statements of operation and comprehensive loss. There was no realized gain or loss on investments in equity securities during the three months ended December 31, 2024 and 2023 or fiscal years ended September 30, 2023 and 2022. As of December 31, 2024 and September 30, 2024 and 2023, the aggregate carrying amount of our investments in equity securities was $0.3 million, $0.3 million, and $20.3 million, respectively, and the carrying amount of our investments without readily determinable fair values was $0.3 million, $0.3 million, and $8.8 million, respectively.

8. Fair Value Measurements

Other than our assets held for sale and investments in equity securities described in Notes 6 and 7, respectively, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of December 31, 2024 and September 30, 2024 and 2023.

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable included on the consolidated balance sheets approximated fair value at December 31, 2024 and September 30, 2024 and 2023 because of the immediate or short-term maturity of these financial instruments.

The Company's debt agreements are not traded on an active market. The Company has determined the estimated fair value of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of the Company's long-term debt, including current maturities, were as follows (in millions):

	December 31, 2024		September 30, 2024		September 30, 2023
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$230.6	$219.9	$315.2	$305.3	$538.3	$493.6

(1)
Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

9. Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of December 31, 2024 and September 30, 2024 and 2023, consisted of the following (in thousands):

	December 31,	September 30,
	2024	2024	2023
Senior and subordinated notes payable to secured parties, due in monthly installments, interest based on SOFR plus interest spread at 2.71% through 2027, collateralized by the underlying aircraft	—	—	39,018
Notes payable to secured parties, due in semi-annual installments, interest based on fixed interest of 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	85,469	85,469	108,815
Notes payable to secured parties, due in quarterly installments, interest based on SOFR plus interest at spread 2.20% to 2.32% for senior note & 4.50% for subordinated note through 2028, collateralized by the underlying aircraft	—	73,884	90,401
United Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	33,018	37,520	40,630
United Bridge Loan - due in quarterly installments based on SOFR plus interest spread at 4.50% through 2024	—	—	10,500
Other obligations due to financial institution, monthly and/or quarterly interest due from 2022 through 2031, collateralized by the underlying equipment	—	4,681	67,637
Notes payable to financial institution, due in monthly installments, interest based on SOFR plus interest spread at 3.10% through 2024, collateralized by the underlying equipment	—	—	1,075
Notes payable to financial institution, due in monthly installments, interest based on fixed interest of 7.50%, through 2027, collateralized by the underlying equipment	—	—	41,098
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	112,121	113,656	139,100
Gross long-term debt, including current maturities	230,608	315,210	538,274
Less unamortized debt issuance costs	(1,433)	(2,395)	(5,083)
Less notes payable warrants	(2,114)	(2,544)	(4,913)
Net long-term debt, including current maturities	227,061	310,271	528,278
Less current portion, net of unamortized debt issuance costs	(143,275)	(50,455)	(163,550)
Net long-term debt	$83,786	$259,816	$364,728

Principal maturities of long-term debt as of December 31, 2024, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
2025	$144,148
2026	31,547
2027	31,426
2028	23,487
$230,608

The net book value of collateralized aircraft and equipment as of December 31, 2024 was $217.4 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. As of December 31, 2024, Mesa had $85.5 million of equipment notes outstanding issued under the EETC financing included in long-term debt on the consolidated balance sheets. The structure of the EETC financing consists of a pass-through trust created by Mesa to issue pass-through certificates, which represent fractional undivided interests in the pass-through trust and are not obligations of Mesa.

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

United Revolving Credit Facility

On December 27, 2022, in connection with entering into the Amended and Restated United CPA, (i) United agreed to purchase and assume all of First Citizens’ rights and obligations as a lender under the Existing Facility pursuant to an Assignment and Assumption Agreement, (ii) United and CIT Bank agreed to amend the Existing Facility pursuant to an Amendment No. 1, dated December 27, 2022 ("Amendment No. 1"), and an Amendment No. 2, dated January 27, 2023 (“Amendment No. 2”; the Existing Facility as amended by Amendment No. 1 and Amendment No. 2, the "Amended Facility"), and (iii) Wilmington Trust, National Association agreed to assume all of CIT Bank’s rights and obligations as Administrative Agent pursuant to an Agency Resignation, Appointment and Assumption Agreement, dated as of January 27, 2023. Amendment No. 1, among other things, extends the Maturity Date from the earlier to occur of November 30, 2028, or the date of the termination of the Amended and Restated United CPA; provides for a revolving loan of $10.5 million plus fees and expenses, which was due January 31, 2024, subject to certain mandatory prepayment requirements; provides for Revolving Commitments equal to $30.7 million plus the original principal amount of the $10.5 million revolving loan; amortization of the obligations outstanding under the existing CIT Agreement commencing quarterly until March 31, 2025; and a covenant capping Restricted Payments (as defined in the Amended Facility) at $5.0 million per fiscal year, a consolidated interest and rental coverage ratio of 1.00 to 1.00 covenant, and a Liquidity (as defined in the Amended Facility) requirement of not less than $15.0 million at the close of any business day. Interest assessed under the Amended Facility is 3.50% for Base Rate Loans and 4.50% for Term SOFR Loans (as such terms are defined in the Amended Facility). Amendment No. 2, among other things, amends the definition of Controlled Account (as defined in the Amended Facility). Amounts borrowed under this Amended Facility are secured by a collateral pool consisting of a combination of expendable parts, rotable parts and engines and a pledge of the Company’s stock in certain aviation companies. United funded $25.5 million as of the closing date of Amendment No. 1, to be used for general corporate purposes.

The United line of credit contains an additional deemed prepayment of $15 million with potential forgiveness upon the achievement of a certain number of block hours as well as maintaining a CCF of at least 99.3% over any rolling four-month period from January 2023 through December 2024. In order to earn forgiveness on the deemed prepayment, we must also have repaid the bridge loan in full. During the fiscal year ended September 30, 2024, the bridge loan was repaid in full, and $10.5 million of the potential $15.0 million achieved was recognized as a deemed prepayment and recorded as a gain on debt forgiveness. The remaining $4.5 million of the potential forgiveness was recognized as a deemed prepayment and recorded as a gain on debt forgiveness during the three months ended December 31, 2024.

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

The Treasury Loan requires the Company, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, Mesa Airlines will be required either to provide additional Collateral (which may include cash collateral) to secure its obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On September 23, 2024, we entered into the CCR Modification Agreement to reduce our required minimum CCR to 1.44 to 1.0 through November 22, 2024, after which, the required minimum CCR will revert back to 1.55 to 1.0. On December 23, 2024 we entered into an agreement with the UST to lower the minimum CCR covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. After such date, the CCR will revert to 1.55 to 1.0.

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

As of December 31, 2024, Mesa has $112.1 million outstanding under the Treasury Loan. $1.5 million in principal payments were made on the UST Loan during the three months ended December 31, 2024.

10. Loss Per Share

Calculations of net loss per common share were as follows (in thousands, except per share data):

	December 31,		September 30,
	2024	2023 (unaudited)	2024	2023	2022
Net loss	$(111,944)	$(57,850)	$(91,015)	$(120,116)	$(182,678)
Basic weighted average common shares outstanding	41,332	40,940	41,137	39,465	36,133
Diluted weighted average common shares outstanding	41,332	40,940	41,137	39,465	36,133
Net loss per common share attributable to Mesa Air Group:
Basic	$(2.71)	$(1.41)	$(2.21)	$(3.04)	$(5.06)
Diluted	$(2.71)	$(1.41)	$(2.21)	$(3.04)	$(5.06)

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

The following number of weighted-average potentially dilutive shares (in thousands) were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	December 31,		September 30,
	2024	2023	2024	2023	2022
Warrants	—	—	—	—	758
Restricted stock	—	—	—	—	106
	—	—	—	—	864

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

12. Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended	Year Ended
	December 31,	September 30,
	2024	2024	2023	2022
		(in thousands)
Current
Federal	$—	$—	$—	$—
State	893	761	560	231
	$893	$761	$560	$231
Deferred
Federal	(2,914)	(494)	(7,392)	(47,879)
State	(2,322)	252	(1,913)	(4,342)
	$(5,236)	$(242)	$(9,305)	$(52,221)
Provision/(Benefit) for income taxes	$(4,343)	$519	$(8,745)	$(51,990)

The reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	Three Months Ended	Year Ended
	December 31,	September 30,
	2024	2024	2023	2022
		(in thousands)
Income tax (benefit) provision at federal statutory rate	$(24,420)	$(19,004)	$(26,555)	$(49,280)
(Reduction) increase in income taxes resulting from:
State taxes, net of federal tax benefit	(1,862)	(1,321)	(2,062)	(3,953)
Nondeductible stock compensation expenses	—	173	313	251
Permanent items	45	232	225	206
Change in valuation allowances	20,817	20,141	18,201	(22)
162(m) limitation	(44)	67	285	11
Impact of changing rates on deferred tax assets	(442)	501	499	(247)
Expired tax attributes	(387)	(612)	200	964
Other	1,950	342	149	80
Income tax provision (benefit)	$(4,343)	$519	$(8,745)	$(51,990)

The components of the Company's deferred taxes as of December 31, 2024 and September 30, 2024 and 2023 are as follows:

	Three Months Ended	Year Ended
	December 31,	September 30,
	2024	2024	2023
		(in thousands)
Net operating loss carryforwards	$80,898	$114,366	$125,306
Deferred credits	466	695	1,057
Other accrued expenses	1,316	1,562	1,234
Prepaids and other	328	252	556
Warrant liabilities	5,737	5,767	5,748
Other reserves and estimated losses	1,008	1,090	937
Operating lease liabilities	1,887	2,306	2,991
Deferred revenue	3,500	2,217	4,829
Interest expense carryforward	18,176	9,257	6,457
Unrealized gain on equity investments	107	99	—
Gross deferred tax assets	$113,423	$137,611	$149,115
Less: valuation allowance	(62,465)	(41,648)	(21,102)
Total net deferred tax assets	$50,958	$95,963	$128,013

Operating lease right-of-use assets	(1,507)	(1,883)	(2,475)
Property and equipment	(52,388)	(102,253)	(131,805)
Unrealized loss on equity investments	—	—	(2,147)
Total deferred tax liabilities	$(53,895)	$(104,136)	$(136,427)
Net deferred tax liabilities	$(2,937)	$(8,173)	$(8,414)

As of December 31, 2024, The Company has federal income tax NOL carryforwards of $358.0 million, $185.9 million of which do not expire. The unlimited lived NOL carryovers are only available to offset 80%

of taxable income in years in which they are utilized. The remaining federal NOL carryforwards of $172.1 million expire between 2027 and 2038. As of December 31, 2024, the Company has $195.4 million of state NOL carryforwards that expire between 2025 and 2042.

As of December 31, 2024, the Company also has $81.6 million of interest expense carryovers arising under IRC section 163(j). The 163(j) interest carryforwards do not expire. However, the interest limitation carryforwards can only be utilized to the extent that 30% of adjusted taxable income in a tax period exceeds business interest deductions for the period.

The Company cannot conclude that it is more likely than not that the benefit from its federal and state NOL carryforwards and 163(j) interest limitation carryforwards will be realized. In recognition of this uncertainty, the Company has provided a valuation allowance of $62.5 million as of December 31, 2024 and $41.6 million as of September 30, 2024, on the deferred tax assets related to the NOL and interest limitation carryforwards. If and when recognized, any tax benefits related to the reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.

The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.

Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities. The Company determined it had an ownership change in February of 2009. Based on the study conducted at that time, a portion of the federal NOLs were determined to be limited by IRC Section 382, resulting in the Company writing off a portion of its NOLs at that time. Additionally, the Company’s initial public offering in August of 2018 resulted in a change in ownership under Section 382 of the Internal Revenue Code. On a quarterly basis, the Company updates its Section 382 ownership change analysis in order to identify ownership changes which may have arisen after August 2018. Based on the ownership change analysis, the Company does not believe any ownership changes have arisen after August 2018 which would further limit the Company's ability to utilize its current net operating losses to offset future taxable income.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Three Months Ended	Year Ended
	December 31,	September 30,
	2024	2024	2023
		(in thousands)
Unrecognized tax benefits — October 1	$4,866	$4,866	$4,866
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in prior period	—	—	—
Unrecognized tax benefits — September 30	$4,866	$4,866	$4,866

The Company’s unrecognized tax benefits of $4.9 million, $4.9 million, and $4.9 million as of December 31, 2024 and September 30, 2024 and 2023, respectively, is included as an offset to the net deferred tax asset balance. If recognized, the balance of the uncertain tax benefits would impact the effective tax rate.

We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. We have not recorded accrued penalties or interest related to the unrecognized tax benefits noted above as the amounts would result in an adjustment to NOL carryforwards.

We are subject to taxation in the United States and various states. As of December 31, 2024, the Company is no longer subject to U.S. federal or state examinations by taxing authorities for fiscal years prior to 2020.

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

The restricted stock activity for our three months ended December 31, 2024 and fiscal years ended September 30, 2024 and 2023 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
2018 Plan	of Shares	Fair Value
Restricted shares unvested at September 30, 2022	1,172,493	$4.43
Granted	495,087	$2.43
Vested	(585,755)	$4.58
Forfeited	(344,934)	$4.05
Restricted shares unvested at September 30, 2023	736,891	$3.35
Granted	738,998	$1.55
Vested	(448,726)	$3.82
Forfeited	(51,748)	$2.21
Restricted shares unvested at September 30, 2024	975,415	$1.83
Granted	35,000	$1.03
Vested	-	-
Forfeited	(3,000)	$3.72
Restricted shares unvested at December 31, 2024	1,007,415	$1.79

As of December 31, 2024, there was $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost for share-based awards are recognized on a straight-line basis over the vesting period. The Company recognizes forfeitures of share-based awards as they occur. Share-based compensation expense was $0.3 million and $0.4 million for the three months ended December 31, 2024 and 2023, respectively, and $1.3 million, $2.3 million, and $2.8 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. Share-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The Company repurchased 112,698 shares of its common stock for approximately $0.1 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2024. The Company repurchased 204,486 shares of its common stock for approximately $0.4 million to cover the income tax obligation on vested employee equity awards and warrant conversions during the fiscal year ended September 30, 2023. The Company repurchased 147,108 shares of its common stock for approximately $0.5 million to cover the income tax obligation on vested employee equity awards during the fiscal year ended September 30, 2022. There were no repurchases of common stock during the three months ended December 31, 2024 and 2023.

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

A maximum of 500,000 Mesa Air Group, Inc. ordinary shares may be issued under the 2019 ESPP. As of December 31, 2024, eligible employees purchased and the Company issued an aggregate of 499,962 Mesa Air Group, Inc. ordinary shares under the 2019 ESPP. During the fiscal year ended September 30, 2024, the maximum amount of shares was reached and the 2019 ESPP was discontinued.

15. Leases

At December 31, 2024, the Company leased 24 aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases. The operating leases require the Company to pay taxes, maintenance, insurance, and other operating expenses. Rental expense is recognized on a straight-line basis over the lease term, net of lessor rebates and other incentives. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. Aggregate rental expense under all operating aircraft, equipment and facility leases totaled approximately $3.1 million and $2.6 million for the three months ended December 31, 2024 and 2023, respectively, and $13.9 million, $12.2 million, and $43.4 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

The components of our operating and finance lease costs were as follows (in thousands):

	Three Months Ended		Year Ended
	December 31,		September 30,
	2024	2023 (unaudited)	2024	2023	2022

Operating lease costs	$781	$1,278	$4,309	$8,517	$37,637
Variable and short-term lease costs	2,386	1,279	9,545	3,691	5,783
Interest expense on finance lease liabilities	48	1,289	3,530	4,492	547
Amortization expense of finance lease assets	54	4,123	5,163	13,414	2,705
Total lease costs	$3,269	$7,969	$22,547	$30,114	$46,672

As of December 31, 2024, the Company’s operating lease right-of-use assets were $6.6 million, the Company’s current maturities of operating lease liabilities were $1.4 million, and the Company’s noncurrent operating lease liabilities were $6.5 million.

The Company’s operating lease payments included in operating cash flows were approximately $0.8 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively, and $4.6 million, $9.5, and $36.3 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company’s finance lease interest payments included in operating cash flows were $2.0 million, $1.2 million, and $0.3 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The Company did not make any finance lease interest payments in the three months ended December 31, 2024 and 2023. The Company’s finance lease principal payments included in financing cash flows were $0 and $0.3 million for the three months ended December 31, 2024 and 2023, respectively, and $65.3 million, $15.1 million, and $2.5 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

The table below presents the weighted average remaining terms and discount rates for our operating leases as of December 31, 2024:

As of December 31, 2024
Operating leases:
Weighted average remaining lease term	6.5
Weighted average discount rate	6.0%

The following table summarizes future minimum rental payments, primarily related to facilities and leased aircraft, required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2024 (in thousands):

Periods Ending December 31,	Operating Leases
2025	$1,877
2026	1,559
2027	1,436
2028	929
2029	944
Thereafter	3,015
Total lease payments	9,760
Less: imputed interest	(1,798)
Amounts recorded in the consolidated balance sheet	$7,962

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

As of December 31, 2024, we believed that the ultimate outcomes of routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, or results of operations.

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

17. Subsequent Events

Reverse Stock Split

Mesa authorized a 15-for-1 Reverse Stock Split of issued and outstanding common stock. The Reverse Stock Split is expected to occur on or about 5:00 p.m. Eastern Time on November 24, 2025, with the common stock trading on a post-split basis under the Company's expected new Nasdaq trading symbol, "RJET," at the market open on November 25, 2025.

Amendment to Loan and Guarantee Agreement

On October 24, 2025, the Company entered into an Amendment (the "Amendment") to its Loan and Guarantee Agreement, dated as of October 30, 2020 (as theretofore amended, the “Loan Agreement”), among Mesa, Mesa Airlines, the Guarantors party thereto from time to time, Jefferies Capital Services, LLC (as successor in interest to the United States Department of the Treasury) (the “Lender” or “Jefferies”), and The Bank of New York Mellon as Administrative Agent and Collateral Agent (the “Agents”) (collectively, the “Parties”). Capitalized terms used but not defined herein have the meanings ascribed to them in the Loan Agreement.

Under the terms of the Amendment, Jefferies agreed to: (a) extend the Maturity Date of the Loan Agreement from October 30, 2025 to November 28, 2025, subject to the Company’s further right to extend the Maturity Date by 30 days by providing notice to the Administrative Agent to no later than November 27, 2025; (b) reduce the interest rate under the Loan Agreement to zero percent (0%) for a period of 90 days from the date of the Amendment; (c) waive the restrictions on Fundamental Changes and Organizational Document amendments in connection with the Merger; (d) waive the Collateral Coverage Ratio through the Maturity Date, and (e) subject to the payment in full of the obligations under the Loan Agreement on the Maturity Date, reduce the principal amount of the Obligations under the Loan Agreement by $12.3 million (collectively, the “Amendments”).

In connection with the execution of the Amendment, (i) Mesa Airlines entered into a Security and Control Agreement with Jefferies pursuant to which Mesa Airlines deposited $31.9 million into a collateral account controlled by Jefferies and agreed to pledge an aircraft engine, each as collateral for the obligations under the Loan Agreement, and (ii) Mesa Airlines agreed to pay Jefferies a non-refundable advisory fee of $3.5 million, payable on the earlier of the approval of the Merger and the Maturity Date.

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The tax changes enacted as a result of the OBBBA did not have a significant impact on the Company’s taxes.

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

On April 4, 2025, we entered into the Sixth Amendment to our Second Amended and Restated Credit and Guaranty Agreement providing for the waiver of an existing financial covenant default with respect to the period ended March 31, 2025, and a projected financial covenant default with respect to the periods ending June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026, each relating to a minimum liquidity requirement under our United Revolving Credit Facility.

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

•
The Company recorded an impairment loss of approximately $14.7 million associated with held for sale accounting treatment of the 23 engines, which will be reflected in our financial statements for fiscal year 2025.
•
Subsequently, the Company closed the sale of 13 of the engines for gross proceeds of $9.2 million, which was used to pay down our UST Loan.

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

Assets Held for Sale

Subsequent to December 31, 2024, the Company closed the sale of 28 CRJ-900 airframes, and 45 GE model CF34-8C engines (25 and 45 of which, respectively, were held for sale as of December 31, 2024) as well as certain spare parts that were classified as held for sale as of December 31, 2024. The Company received $67.0 million in gross proceeds from the sale of such assets, $62.4 million of which was used to pay down our UST Loan.

Held for Sale Inventory

Subsequent to December 31, 2024, the Company reclassified certain spare parts related to its CRJ asset fleet to held for sale.

•
The Company recorded an impairment loss of approximately $38.8 million associated with held for sale accounting treatment of the spare parts, which will be reflected in our financial statements for fiscal year 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer “CEO” and Chief Financial Officer “CFO”, we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our CEO and CFO, concluded that, as of December 31, 2024, those controls and procedures were, in design and operation, effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of management, we assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which was filed with the SEC on July 11, 2025.

We have a code of conduct and ethics that applies to all employees, including our principal executive officer and principal financial officer, as well as to the members of our Board of Directors. The code is available at investor.mesa-air.com/corporate-governance/governance-overview. We intend to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or The Nasdaq Capital Market.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which was filed with the SEC on July 11, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which was filed with the SEC on July 11, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which was filed with the SEC on July 11, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which was filed with the SEC on July 11, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm for the three months ended December 31, 2024 and fiscal years ended September 30, 2024, 2023, and 2022 (PCAOB ID: 199, 688, 49, and 42, respectively).

Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024 and 2023

Consolidated Statements of Operations and Comprehensive loss for the three months ended December 31, 2024 and 2023 and fiscal years ended September 30, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2024 and fiscal years ended September 30, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023 and fiscal years ended September 30, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Transition Report.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Second Amended and Restated Articles of Incorporation of the Registrant	8-K	August 14, 2018	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	8-K	December 10, 2020	3.1

3.3	Amendment to Second Amended and Restated Bylaws of Mesa Air Group, Inc., effective as of January 13, 2023	8-K	January 13, 2023	3.2

4.1	Form of Common Stock Certificate	S-1/A	August 6, 2018	4.1

4.2	Description of Capital Stock				X

4.3	Warrant Agreement, dated October 30, 2020, between Mesa Air Group, Inc. and the United States Department of the Treasury	10-K	December 14, 2020	4.3

4.4	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.3)	10-K	December 14, 2020	4.4

10.1#	Mesa Air Group, Inc. 2018 Equity Incentive Plan and related forms of agreement	S-8	August 16, 2019	99.1

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	July 13, 2018	10.5

10.3#	Amended and Restated Employment Agreement between the Registrant and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7

10.4#	Amended and Restated Employment Agreement between the Registrant and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8

10.5#	Amended and Restated Employment Agreement between the Registrant and Brian S. Gillman, dated December 2, 2024	10-K	May 13, 2025	10.5

10.7.1††	Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated November 4, 2020	10-K	December 14, 2020	10.10.15

10.7.2††	First Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated September 22, 2021	10-K	December 10, 2021	10.11.4

10.7.3††	Second Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated February 4, 2022	10-Q	May 9, 2022	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.7.4††	Third Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated July 11, 2022	10-Q	August 8, 2022	10.3

10.7.5††	Fourth Amendment to the Second Amended and Restated United Capacity Purchase Agreement between United Airlines, Inc. and Mesa Airlines, Inc. dated August 8, 2022	10-K	December 29, 2022	10.7.5

10.7.6††	Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., Mesa Airlines, Inc., and Mesa Air Group, Inc., dated December 27, 2022	10-Q	February 9, 2023	10.2

10.7.7††	First Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated January 11	10-Q	May 24, 2024	10.10.10

10.7.8††	Second Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated January 19, 2024	10-K	May 13, 2025	10.7.8

10.7.9††	Third Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated May 8, 2024	10-K	May 13, 2025	10.7.9

10.7.10††	Fourth Amendment to the Third Amended and Restated Capacity Purchase Agreement among United Airlines, Inc., and Mesa Airlines, Inc., dated December 23, 2024	10-K	May 13, 2025	10.7.10

10.8††	Aircraft Purchase Agreement between Mesa Airlines, Inc. and United Airlines, Inc. dated September 27, 2022	10-K	December 29, 2022	10.8

10.9.1††	Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective as of January 1, 2021	10-Q	February 9, 2021	10.1.1

10.9.2††	First Amendment to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated November 19, 2020, effective January 1, 2021	10-Q	February 9, 2021	10.1.2

10.9.3††	Amendment No. 2 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 9, 2021	10-Q	August 9, 2021	10.2.1

10.9.4††	Amendment No. 3 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated April 19, 2021	10-Q	August 9, 2021	10.2.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.9.5††	Amendment No. 4 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 9, 2021	10-Q	August 9, 2021	10.2.3

10.9.6††	Amendment No. 5 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated August 9, 2021	10-K	December 10, 2021	10.12.6

10.9.7††	Amendment No.7 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated March 31, 2022	10-Q	May 9, 2022	10.12.8

10.9.8††	Amendment No.8 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 10, 2022	10-Q	August 8, 2022	10.12.9

10.9.9††	Amendment No.9 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated June 20, 2022	10-Q	August 8, 2022	10.12.10

10.9.10††	Amendment No.10 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated July 28, 2022	10-K	December 29, 2022	10.9.10

10.9.11	Amendment No.11 to the Amended and Restated Capacity Purchase Agreement among the Registrant, Mesa Airlines, Inc. and American Airlines, Inc. dated December 16, 2022	10-Q	February 9, 2023	10.1

10.10.1	Credit and Guaranty Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other guarantors party thereto from time to time, CIT Bank, N.A. and the other lenders party thereto, dated August 12, 2016	S-1/A	July 30, 2018	10.12.1

10.10.2	Amendment No. 1 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 5, 2017	S-1/A	July 30, 2018	10.12.2

10.10.3	Amendment No. 2 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated June 27, 2017	S-1/A	July 30, 2018	10.12.3

10.10.4	Amendment No. 3 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated September 19, 2017	S-1/A	July 30, 2018	10.12.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10.5	Amendment No. 4 to Credit Agreement among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, N.A., dated April 27, 2018	S-1/A	July 30, 2018	10.12.5

10.10.6††	Second Amended and Restated Credit and Guaranty Agreement, among the Registrant, Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C. and CIT Bank, NA, dated as of June 30, 2022	10-Q	February 9, 2023	10.6

10.10.7††	Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.4

10.10.8††	Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, dated January 27, 2023	10-Q	February 9, 2023	10.5

10.10.9††	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement, dated September 6, 2023	10-K	January 26, 2024	10.11

10.10.10††	Waiver to Second Amended and Restated Credit and Guaranty Agreement, dated December 23, 2024	10-K	May 13, 2025	10.10.10

10.11.1	Mortgage and Security Agreement among Mesa Airlines, Inc., Mesa Air Group Airline Inventory Management, L.L.C., the other grantors referred to therein and CIT Bank, N.A., dated August 12, 2016	S-1/A	July 30, 2018	10.13.1

10.13	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated August 12, 2015	S-1/A	July 30, 2018	10.16

10.14.1	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated January 18, 2016	S-1/A	July 30, 2018	10.17.1

10.14.2	Amendment No. 1 to Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated March 30, 2017	S-1/A	July 30, 2018	10.17.2

10.14.3	Omnibus Amendment Agreement among the Registrant, Mesa Airlines, Inc. and Export Development Canada, dated April 30, 2018	S-1/A	July 30, 2018	10.17.3

10.15	Credit Agreement between Mesa Airlines, Inc. and Export Development Canada, dated June 27, 2016	S-1/A	July 30, 2018	10.18

10.16.1	Office Lease Agreement between the Registrant and DMB Property Ventures Limited Partnership, dated October 16, 1998	DRS	May 7, 2018	10.20.1

10.16.2	First Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated March 9, 1999	DRS	May 7, 2018	10.20.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.16.3	Second Amendment to Lease between the Registrant and DMB Property Ventures Limited Partnership, dated November 8, 1999	DRS	May 7, 2018	10.20.3

10.16.4	Lease Amendment Three between the Registrant and CMD Realty Investment Fund IV, L.P., dated November 7, 2000	DRS	May 7, 2018	10.20.4

10.16.5	Lease Amendment Four between the Registrant and CMD Realty Investment Fund IV, L.P., dated May 15, 2001	DRS	May 7, 2018	10.20.5

10.16.6	Lease Amendment Five between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 11, 2002	DRS	May 7, 2018	10.20.6

10.16.7	Lease Amendment Six between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 1, 2003	DRS	May 7, 2018	10.20.7

10.16.8	Amended and Restated Lease Amendment Seven between the Registrant and CMD Realty Investment Fund IV, L.P., dated April 15, 2005	DRS	May 7, 2018	10.20.8

10.16.9	Lease Amendment Eight between the Registrant and CMD Realty Investment Fund IV, L.P., dated October 12, 2005	DRS	May 7, 2018	10.20.9

10.16.10	Lease Amendment Nine between the Registrant and Transwestern Phoenix Gateway, L.L.C., dated November 4, 2010	DRS	May 7, 2018	10.20.10

10.16.11	Lease Amendment Eleven between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated July 31, 2014	DRS	May 7, 2018	10.20.11

10.16.12	Lease Amendment Twelve between the Registrant and Phoenix Office Grand Avenue Partners, LLC, dated November 20, 2014	DRS	May 7, 2018	10.20.12

10.17.1††	Letter Agreement No. 12 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 22, 2019, and effective as of October 9, 2019	10-K	December 14, 2020	10.20.1

10.17.2††	Letter Agreement No. 13 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated December 11, 2019, and effective as of December 13, 2019	10-K	December 14, 2020	10.20.2

10.17.3††	Letter Agreement No. 13-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.1

10.17.4††	Letter Agreement No. 12-1 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated March 26, 2020	8-K	March 31, 2020	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.17.5††	Amended and Restated Letter Agreement No. 13-2 between the Registrant and General Electric Company, acting through its GE-Aviation business unit, dated October 8, 2020	10-K	December 14, 2020	10.20.5

10.18.1	Loan and Guarantee Agreement, dated as of October 30, 2020, among Mesa Airlines, Inc., as Borrower, the Guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-K	December 14, 2020	10.22.1

10.18.2	Modification and Waiver Agreement, dated December 22, 2022, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-Q	February 9, 2023	10.3

10.18.3	CCR Modification Agreement dated December 23, 2024, among Mesa Airlines, Inc., as Borrower, the Guarantor parties thereto from time to time, the United States Department of the Treasury, and the Bank of New York Mellon, as Administrative Agent and Collateral Agent	10-K	May 13, 2025	10.18.3

10.19	Fourteenth Amendment to Lease between the Registrant and BOF AZ Phoenix Gateway Center LLC, dated December 15, 2021	10-Q	February 9, 2022	10.1

10.20††	Engine Sale and Purchase Agreement, dated December 27, 2022	10-Q	February 9, 2023	10.7

21.1	List of subsidiaries of the Registrant				X

23.1	Consent of Marcum LLP				X

23.2	Consent of RSM US LLP				X

23.3	Consent of Ernst and Young LLP				X

23.4	Consent of CBIZ CPAs P.C.				X

31.1	Certification of Principal Executive Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Clawback Policy				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MESA AIR GROUP, INC.

Date: November 20, 2025	By:	/s/ Michael J. Lotz
Michael J. Lotz
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 20, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Jonathan G. Ornstein	Chairman, Chief Executive Officer and Director	November 20, 2025
Jonathan G. Ornstein	(Principal Executive Officer)

/s/Michael J. Lotz	Chief Financial Officer	November 20, 2025
Michael J. Lotz	(Principal Financial Officer and Principal Accounting Officer)

/s/Ellen N. Artist	Director	November 20, 2025
Ellen N. Artist

/s/Mitchell Gordon	Director	November 20, 2025
Mitchell Gordon

/s/Dana J. Lockhart	Director	November 20, 2025
Dana J. Lockhart

/s/Harvey W. Schiller	Director	November 20, 2025
Harvey W. Schiller

/s/Spyridon Skiados	Director	November 20, 2025
Spyridon Skiados