Form 10-Q
period 2025-09-30
MESA AIR GROUP INC
filed 2025-11-21
CIK 810332

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," “should,” "could," "can," "may," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and our Transition Report on Form 10-KT for the transition period ended December 31, 2024, filed with the Securities and Exchange Commission on May 13, 2025 and November 20, 2025, respectively. Unless otherwise stated, references to particular years, quarters, months, or periods refer to our fiscal years ended December 31 and the associated quarters, months, and periods of those fiscal years. Each of the terms "the Company," "Mesa Airlines," "Mesa," "we," "us" and "our" as used herein refers collectively to Mesa Air Group, Inc. and its wholly owned subsidiaries, unless otherwise stated. We do not assume any obligation to revise or update any forward-looking statements.

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

Part I – Financial Information

Item 1. Financial Statements

MESA AIR GROUP, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts) (September 30, 2025 is unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$38,734	$39,980
Restricted cash	3,046	3,004
Receivables, net ($18,277 and $1,808 from related party)	20,353	5,250
Expendable parts and supplies, net	16,629	29,172
Assets held for sale	33,759	80,723
Prepaid expenses and other current assets	2,105	2,577
Total current assets	114,626	160,706

Property and equipment, net	31,499	203,567
Lease and equipment deposits	587	524
Operating lease right-of-use assets	6,801	6,588
Deferred tax asset	318	—
Deferred heavy maintenance, net	—	5,351
Other assets	5,102	6,829
Total assets	$158,933	$383,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance leases ($5,812 and $7,512 from related party)	$68,009	$143,275
Current portion of deferred revenue	5,638	4,955
Current maturities of operating leases	1,651	1,430
Accounts payable	57,480	60,932
Accrued compensation	10,487	6,705
Other accrued expenses	26,690	35,444
Total current liabilities	169,955	252,741
Noncurrent liabilities:
Long-term debt and finance leases, excluding current portion ($27,012 and $25,505 from related party)	27,012	83,786
Noncurrent operating lease liabilities	6,427	6,484
Deferred credits from related party	—	2,036
Deferred income taxes	—	2,937
Deferred revenue, net of current portion	6,318	10,329
Other noncurrent liabilities	1,859	26,675
Total noncurrent liabilities	41,616	132,247
Total liabilities	211,571	384,988
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock of no par value and additional paid-in capital, 125,000,000 shares authorized; 41,879,859 (2025) and 41,331,719 (2024) shares issued and outstanding, 4,899,497 (2025) and 4,899,497 (2024) warrants issued and outstanding	273,340	272,655
Accumulated deficit	(325,978)	(274,078)
Total stockholders' equity	(52,638)	(1,423)
Total liabilities and stockholders' equity	$158,933	$383,565

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Contract revenue (2025 - $64,879 and $199,278 and 2024 - $92,409 and $297,794 from related party)	$65,968	$93,806	$204,331	$303,222
Pass-through and other revenue	24,708	21,451	73,875	54,410
Total operating revenues	90,676	115,257	278,206	357,632

Operating expenses:
Flight operations	35,656	37,870	108,404	132,654
Maintenance	42,250	47,560	127,206	136,098
Aircraft rent	396	3,501	1,818	6,593
General and administrative	10,912	11,391	33,981	32,239
Depreciation and amortization	2,262	7,195	11,594	26,748
Asset impairment	7,326	22,786	53,447	33,325
Loss on sale of assets	—	—	7,706	—
Other operating expenses	1,051	1,987	626	4,392
Total operating expenses	99,853	132,290	344,782	372,049
Operating loss	(9,177)	(17,033)	(66,576)	(14,417)
Other income (expense), net:
Interest expense	(2,829)	(7,624)	(11,419)	(27,296)
Interest income	69	23	167	54
Gain on investments	—	1,578	—	8,032
Unrealized loss on investments, net	—	(71)	(11)	(8,595)
Gain on debt forgiveness	—	—	—	10,500
Other income (expense), net	352	(1,397)	24,377	(1,788)
Total other income (expense), net	(2,408)	(7,491)	13,114	(19,093)
Loss before taxes	(11,585)	(24,524)	(53,462)	(33,510)
Income tax expense (benefit)	2,539	393	(1,564)	(345)
Net loss and comprehensive loss	$(14,124)	$(24,917)	$(51,898)	$(33,165)
Net loss per share attributable to
common shareholders
Basic	$(0.34)	$(0.60)	$(1.25)	$(0.80)
Diluted	$(0.34)	$(0.60)	$(1.25)	$(0.80)
Weighted-average common shares outstanding
Basic	41,873	41,322	41,551	41,203
Diluted	41,873	41,322	41,551	41,203

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share amounts) (Unaudited)

	Nine Months Ended September 30, 2024
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at December 31, 2023	40,940,326	4,899,497	$271,582	$(128,969)	$142,612

Stock compensation expense	—	—	372	—	372
Payment of tax withholding for RSUs	(1,490)	—	(1)	—	(1)
Restricted shares issued	178,010	—	—	—	—
Employee share purchases	55,372	—	30	—	30
Net income	—	—	—	11,660	11,660
Balance at March 31, 2024	41,172,218	4,899,497	$271,982	$(117,309)	$154,672

Stock compensation expense	—	—	248	—	248
Payment of tax withholding for RSUs	(102,436)	—	(126)	—	(126)
Restricted shares issued	242,422	—	—	—	—
Net loss	—	—	—	(19,908)	(19,908)
Balance at June 30, 2024	41,312,204	4,899,497	272,104	(137,217)	134,887

Stock compensation expense	—	—	284	—	284
Payment of tax withholding for RSUs	(8,772)	—	(12)	—	(12)
Restricted shares issued	28,287	—	—	—	—
Net loss	—	—	—	(24,917)	(24,917)
Balance at September 30, 2024	41,331,719	4,899,497	272,376	(162,134)	110,242

	Nine Months Ended September 30, 2025
			Common
			Stock and
			Additional
	Number of	Number of	Paid-In	Accumulated
	Shares	Warrants	Capital	Deficit	Total
Balance at December 31, 2024	41,331,719	4,899,497	$272,655	$(274,078)	$(1,423)

Stock compensation expense	—	—	264	—	264
Payment of tax withholding for RSUs	(1,286)	—	(1)	—	(1)
Restricted shares issued	4,000	—	—	—	—
Net loss	—	—	—	(58,631)	(58,631)
Balance at March 31, 2025	$41,334,433	$4,899,497	$272,918	$(332,709)	$(59,791)

Stock compensation expense	—	—	268	—	268
Payment of tax withholding for RSUs	(1,286)	—	(3)	—	(3)
Restricted shares issued	528,397	—	—	—	—
Net income	—	—	—	20,855	20,855
Balance at June 30, 2025	41,861,544	4,899,497	$273,183	$(311,854)	$(38,671)

Stock compensation expense	—	—	167	—	167
Payment of tax withholding for RSUs	(8,685)	—	(10)	—	(10)
Restricted shares issued	27,000	—	—	—	—
Net loss	—	—	—	(14,124)	(14,124)
Balance at September 30, 2025	$41,879,859	$4,899,497	$273,340	$(325,978)	$(52,638)

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,898)	$(33,165)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	11,594	26,748
Stock compensation expense	699	903
Unrealized loss on investments, net	11	8,595
Realized gain on investments	—	(8,032)
Deferred income taxes	(3,255)	(670)
Write off of warrant liability	(25,125)	—
Amortization of deferred credits	(3,141)	(914)
Amortization of debt discount and issuance costs and accretion of interest into long-term debt	3,354	6,043
Asset impairment	53,447	33,325
Loss on sale of assets	7,706	—
(Gain) on debt forgiveness	—	(10,500)
Other	2,924	3,642
Changes in assets and liabilities:
Receivables	(16,564)	255
Expendable parts and supplies	(5,440)	(1,749)
Prepaid expenses and other operating assets and liabilities	721	1,522
Accounts payable	(3,452)	17,645
Deferred revenue	(3,328)	(8,066)
Deferred heavy maintenance	—	(1,637)
Accrued expenses and other liabilities	(2,816)	8,794
Operating lease right-of-use assets and liabilities	(49)	(672)
Net cash (used in) provided by operating activities	(34,612)	42,067

Cash flows from investing activities:
Capital expenditures	(5,023)	(13,429)
Proceeds from sale of aircraft and engines	100,539	104,845
Proceeds from sale of investments in equity securities	—	9,617
Investment transaction costs	—	(380)
Refund of equipment and other deposits	(63)	1,530
Net cash provided by investing activities	95,453	102,183

Cash flows from financing activities:
Proceeds from long-term debt	—	5,000
Principal payments on long-term debt and finance leases	(62,032)	(148,810)
Debt prepayment costs	—	(922)
Proceeds from issuance of ESPP	—	48
Payment of tax withholding for RSUs	(13)	(138)
Net cash used in financing activities	(62,045)	(144,822)

Net change in cash, cash equivalents and restricted cash	(1,204)	(572)
Cash, cash equivalents and restricted cash at beginning of period	42,984	19,202
Cash, cash equivalents and restricted cash at end of period	$41,780	$18,630

Supplemental cash flow information
Cash paid for interest	$8,506	$24,544
Operating lease payments in operating cash flows	$2,741	$3,374
Supplemental non-cash operating activities
Right-of-use assets obtained in exchange for lease liabilities	$2,936	$80
Supplemental non-cash financing activities
Principal payments in exchange for transfer of aircraft	$73,362	$—
Principal payments in exchange for transfer of equity investment	$—	$12,610
Principal forgiven	$—	$10,500

See accompanying notes to these condensed consolidated financial statements.

MESA AIR GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Organization and Operations

About Mesa Air Group, Inc.

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states and Mexico. As of September 30, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 234 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Amended and Restated Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and nine months ended September 30, 2025 and September 30, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the nine months ended September 30, 2024 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during the nine months ended September 30, 2025.

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

Liquidity and Going Concern

During the nine months ended September 30, 2025 and fiscal year ended December 31, 2024, costs associated with the transition of our operations with American to United, ongoing carrying costs related to the parked CRJ-900 fleet that has been sold but not closed, selling costs related to the CRJ-900 airframes and GE CF34-8B/C engines, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United had asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet, leading to increased costs and impacting our block hour capabilities while these pilots are in training.

As a result, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $51.9 million, primarily due to an impairment expense of $53.4 million related to held-for-sale assets, contributing to the ongoing financial distress. These conditions and events raised substantial doubt regarding our ability to continue as a going concern and to fund our operations and meet our debt obligations over the next twelve months after the filing of this Form 10-Q.

As of September 30, 2025, Mesa has $10.7 million of borrowing capacity under the United Revolving Credit Facility based on spare parts valuation. As of December 31, 2024, the Company has $68.0 million of principal maturity payments on long-term debt due within the next twelve months including $62.2 million under our UST Loan which is due and payable on October 30, 2025, and extendable to November 28, 2025.

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

As of the issuance of this Form 10-Q, the Company has implemented certain strategic and financial plans, including the merger with Republic as outlined above. Based on management`s plan, which includes the increased financial position of the combined company, the Company has alleviated the substantial doubt regarding its ability to continue as a going concern and expects to be able to meet its cash obligations for next twelve months following the issuance of this Form 10-Q.

United Capacity Purchase Agreement

Under the United CPA, we currently have the ability to fly up to 60 aircraft for United. As of September 30, 2025, we operated 60 E-175 aircraft under our Third Amended and Restated Capacity Purchase Agreement with United dated December 27, 2022, which amended and restated the Second Amended and Restated Capacity Purchase Agreement dated November 4, 2020 (as amended, the “United CPA” or the "Amended and Restated United CPA"). Under the United CPA, United owns all of the E-175 aircraft as of September 30, 2025. The E-175 aircraft owned by United and leased to us have terms expiring between 2026 and 2028.

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

During the nine months ended September 30, 2025, we amended our United CPA, providing for the following:

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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2024, both on file with the U.S. Securities and Exchange Commission (the "SEC"). Information and footnote disclosures normally included in financial statements have been condensed or omitted in these condensed consolidated financial statements pursuant to the rules and regulations of the SEC and GAAP. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.

Segment Reporting

As of September 30, 2025, our chief operating decision maker was the Chief Executive Officer. While we operate under a capacity purchase agreement, we do not manage our business based on any performance measure at the individual contract level. Our chief operating decision maker uses consolidated financial information to evaluate our performance and allocate resources, which is the same basis on which he communicates our results and performance to our Board of Directors. Accordingly, we have a single operating and reportable segment.

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

We record deferred revenue when cash payments are received or are due from United in advance of our performance. During the three and nine months ended September 30, 2025, we recognized approximately $1.4 million and $3.3 million of previously deferred revenue, respectively. Deferred revenue is recognized as flights are completed over the remaining terms of the respective contracts.

The deferred revenue balance as of September 30, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows (in thousands):

Periods Ending December 31,	Total Deferred Revenue
2025 (remainder of)	$1,310
2026	5,780
2027	3,546
2028	1,320
Total	$11,956

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

The lease revenue associated with our CPA is accounted for as an operating lease and is reflected as contract revenue in the condensed consolidated statements of operations and comprehensive loss. Lease revenue under our CPA is no longer applicable after the sale of our E-175 aircraft to United in December 2024 and January 2025. Therefore, no lease revenue was recorded for the three months ended September 30, 2025. We recognized $24.9 million of lease revenue for the three months ended September 30, 2024, and $5.9 million and $88.1 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. We have not separately stated aircraft rental income in the condensed consolidated statements of operations and comprehensive loss because the use of the aircraft is not a separate activity from the total service provided under our CPA.

Leases

We determine if an arrangement is a lease at inception. As a lessee, we have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. Our operating lease activities are recorded in operating lease right-of-use assets, current maturities of operating leases, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. As of September 30, 2025, we did not have any leases determined to be finance leases.

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

Contract Liabilities

Contract liabilities consist of deferred credits for cost reimbursements from United related to aircraft modifications and pilot training associated with the CPA. The deferred credits are recognized over time depicting the pattern of the transfer of control of services resulting in ratable recognition of revenue over the remaining term of the CPA. Upon the sale of the 18 E-175 aircraft to United during December 2024 and January 2025, the deferred credits were written off.

Current and non-current deferred credits are recorded in other accrued expenses and non-current deferred credits in the condensed consolidated balance sheets. Our total current and non-current deferred credit balances at September 30, 2025 and December 31, 2024 were $0 and $3.1 million, respectively. We recognized $0 and $0.3 million of the deferred credits within contract revenue during the three months ended September 30, 2025 and September 30, 2024, respectively, and $3.2 million and $0.8 million during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Maintenance Expense

We operate under an FAA approved continuous inspection and maintenance program. The cost of non-major scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance expense as incurred.

We accounted for heavy maintenance and major overhaul costs on our previously owned E-175 fleet under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset or the next scheduled heavy maintenance event. Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $0 and $0.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.2 million and $2.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Upon the sale of the 18 E-175 aircraft to United during the nine months ended September 30, 2025, the remaining deferred heavy maintenance balances were written off. As of September 30, 2025 and December 31, 2024, our deferred heavy maintenance balance, net of accumulated amortization, was $0 and $5.4 million, respectively.

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

Engine overhaul expense totaled $5.9 million and $4.9 million for the three months ended September 30, 2025 and September 30, 2024, respectively, of which $5.9 million and $5.4 million, respectively, was pass-through expense. Engine overhaul expense totaled $20.6 million and $17.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, of which $20.5 million and $17.8 million, respectively, was pass-through expense. The Company received approximately $0.5 million from an insurance claim reimbursement during the three and nine months ended September 30, 2024 which was net against engine overhaul expense. Airframe C-check expense totaled $6.9 million and $8.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, of which $6.3 million and $7.2 million, respectively, was pass-through expense. Airframe C-check expense totaled $19.6 million and $16.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, of which $16.3 million and $12.5 million, respectively, was pass-through expense.

Assets Held for Sale

We classify assets as held for sale when our management approves and commits to a formal plan of sale that is probable of being completed within one year. Assets designated as held for sale are recorded at the lower of their current carrying value or their fair market value, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. See Note 5 for further discussion of our assets classified as held for sale as of September 30, 2025.

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

As of September 30, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the terms of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Significant customers are those which represent more than 10% of our total revenue or net accounts receivable balance at each respective balance sheet date. All of our revenue for the three and nine months ended September 30, 2025 and September 30, 2024 was derived from the United CPA, DHL FSA, leases of our CRJ-700 aircraft to a third party, and MPD. Substantially all of our accounts receivable at September 30, 2025 and December 31, 2024 was derived from these agreements.

United accounted for approximately 99% and 99% of our total revenue for the three months ended September 30, 2025 and September 30, 2024, respectively and 98% and 98% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. A termination of the United CPA would have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

Amounts billed under the United CPA are subject to our interpretation of the applicable agreement and are subject to audit by United. Periodically, our United disputes amounts billed and pay amounts less than the amount billed. Ultimate collection of the remaining amounts not only depends upon the Company prevailing under the applicable audit, but also upon the financial well-being of United. As such, we review amounts due based on historical collection trends, the financial condition of United, and current external market factors and record a reserve for amounts estimated to be uncollectible in accordance with the applicable guidance for expected credit losses. Our allowance for doubtful accounts was not material as of September 30, 2025 or December 31, 2024. If our ability to collect these receivables and the financial viability of United is materially different than estimated, our estimate of the allowance for credit losses could be materially impacted.

5.
Assets Held for Sale

During the three months ended September 30, 2025, management continued our plan to sell certain of our aircraft and related parts. As of June 30, 2025, the Company had a total of 21 airframes, 34 engines, and certain spare parts classified as held for sale. The Company completed the sale of nine CRJ-900 airframes, 13 GE Model CF34-8C engines, and certain spare parts during the three months ended September 30, 2025.

As of September 30, 2025, the Company has a total of 12 airframes, 21 engines, and certain spare parts classified as held for sale as of September 30, 2025 with a net book value of $33.8 million, all of which is classified as current assets on our condensed consolidated balance sheet.

6.
Balance Sheet Information

Certain significant amounts included in the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Expendable parts and supplies, net:
Expendable parts and supplies	$24,004	$39,404
Less: expendable parts warranty	(4,145)	(5,574)
Less: obsolescence	(3,230)	(4,658)
	$16,629	$29,172
Property and equipment, net:
Aircraft and other flight equipment	$50,355	$319,831
Other equipment	9,529	9,788
Total property and equipment	59,884	329,619
Less: accumulated depreciation	(28,385)	(126,052)
	$31,499	$203,567
Other assets:
Investments in equity securities	$300	$300
Contract asset	3,942	5,400
Other	860	1,129
	$5,102	$6,829
Other accrued expenses:
Accrued property taxes	$2,815	$4,722
Accrued interest	981	3,207
Accrued vacation	6,123	7,308
Accrued lodging	3,287	3,847
Accrued simulator costs	659	543
Accrued maintenance	1,830	1,911
Accrued employee benefits	1,132	1,528
Accrued fleet operating expense	598	3,118
Customer deposits	224	962
Other	9,041	8,298
	$26,690	$35,444
Other noncurrent liabilities:
Warrant liabilities	$100	$25,225
Long-term employee benefits	1,759	537
Other	—	913
	$1,859	$26,675

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

During the three months ended September 30, 2025, the Company assessed whether any indicators of impairment existed in any of our long-lived asset groups and noted that no indicators of impairment existed for our fleet.

During the three months ended September 30, 2025, the Company reevaluated the fair value of our held for sale assets and recorded a net impairment true-up adjustment of $7.3 million. No other indicators of impairment were present during the quarter and no further steps were determined to be necessary.

The Company’s assumptions about future conditions relevant to the assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Depreciation Expense on Property and Equipment:

Depreciation of property and equipment totaled $2.3 million and $7.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $11.6 million and $26.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Other than our assets held for sale, investments in equity securities, and warrant liabilities, we did not measure any of our assets or liabilities at fair value on a recurring or nonrecurring basis as of September 30, 2025 and December 31, 2024.

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

The carrying value and estimated fair value of our total long-term debt and finance leases, including current maturities, were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt and finance leases, including current maturities(1)	$95.2	$95.4	$230.6	$219.9

(1) Current and prior period long-term debts' carrying and fair values exclude net debt issuance costs.

8.
Long-Term Debt, Finance Leases, and Other Borrowings

Long-term debt as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Notes payable to secured parties, due in semi-annual installments, interest based on SOFR plus interest spread at 4.75% to 6.25% through 2028, collateralized by the underlying aircraft	$—	$85,469
Revolving credit facility, quarterly interest based on SOFR plus interest spread at 4.50% through 2028	33,018	33,018
Notes payable to the UST, quarterly interest based on SOFR plus interest spread at 3.50% through 2025	62,197	112,121
Gross long-term debt, including current maturities	95,215	230,608
Less unamortized debt issuance costs	—	(1,433)
Less notes payable warrants	(194)	(2,114)
Net long-term debt, including current maturities	95,021	227,061
Less current portion, net of unamortized debt issuance costs	(68,009)	(143,275)
Net long-term debt	$27,012	$83,786

Principal maturities of long-term debt as of September 30, 2025, and for each of the next five years are as follows (in thousands):

Periods Ending December 31,	Total Principal
2025 (remainder of)	$62,197
2026	7,512
2027	5,803
2028	19,703
$95,215

The carrying value of collateralized aircraft and equipment as of September 30, 2025 was approximately $47.0 million.

Enhanced Equipment Trust Certificate ("EETC")

In December 2015, an Enhanced Equipment Trust Certificate ("EETC") pass-through trust was created to issue pass-through certificates to obtain financing for new E-175 aircraft. In connection with the sale of the E-175 aircraft, United assumed the EETC note with a remaining balance of $73.4 million at the time of assumption. As of September 30, 2025, the Company does not have any obligations under the EETC note.

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

The Treasury Loan bears interest at a variable rate equal to (a)(i) the SOFR rate divided by (ii) one minus the Eurodollar Reserve Percentage plus (b) 3.50%. Accrued interest on the loans is payable in arrears, or paid-in-kind by increasing the principal balance of the loan by such interest payment, on the first business day following the 14th day of each March, June, September, and December. As of September 30, 2025, the all-in rate was 8.08%.

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

The Treasury Loan requires us, under certain circumstances, including within 10 business days prior to the last business day of March and September of each year beginning March 2021, to appraise the value of the Collateral and recalculate the collateral coverage ratio. If the calculated collateral coverage ratio is less than 1.55 to 1.0, we are required either to provide additional Collateral (which may include cash collateral) to secure the obligations under the Treasury Loan or repay the term loans under the Treasury Loan, in such amounts that the recalculated collateral coverage ratio, after giving effect to any such additional Collateral or repayment, is at least 1.55 to 1.0. On December 23, 2024, we entered into an agreement with the UST to lower the minimum collateral coverage ratio ("CCR") covenant to .99 to 1.0 effective as of November 22, 2024 through February 28, 2025. Additionally, on March 18, 2025, we entered into a new CCR Modification Agreement with the UST to lower the minimum CCR covenant to .91 to 1.0 effective as of February 28, 2025, through the maturity date of the loan. As a result of the new CCR modification agreement, we are in compliance with this covenant as of September 30, 2025.

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

9.
Loss Per Share

Calculations of net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(14,124)	$(24,917)	$(51,898)	$(33,165)
Basic weighted average common shares outstanding	41,873	41,322	41,551	41,203
Diluted weighted average common shares outstanding	41,873	41,322	41,551	41,203
Net loss per common share attributable to Mesa Air Group:
Basic	$(0.34)	$(0.60)	$(1.25)	$(0.80)
Diluted	$(0.34)	$(0.60)	$(1.25)	$(0.80)

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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	—	—	—	—
Restricted stock	32	—	91	—
	32	—	91	—

10.
Common Stock

As discussed in Note 8, we issued warrants to the U.S. Treasury to purchase shares of our common stock, no par value, at an exercise price of $3.98 per share. The exercise price and number of shares issuable under the warrants are subject to adjustment as a result of anti-dilution provisions contained in the warrants for certain stock issuances, dividends, and other corporate actions. The warrants expire on the fifth anniversary of the date of issuance and are exercisable either through net share settlement or net cash settlement, at our option. The warrants were accounted for within equity at a grant date fair value determined under the Black-Scholes option pricing model. As of September 30, 2025, 4,899,497 warrants were issued and outstanding.

We have not historically paid dividends on shares of our common stock. Additionally, the Treasury Loan contains restrictions that limit our ability to or prohibit us from paying dividends to holders of our common stock.

11.
Income Taxes

Our effective tax rate ("ETR") was -21.9% and 2.9% for the three and nine months ended September 30, 2025, respectively, and -1.6% and 1.0% for the three and nine months ended September 30, 2024, respectively. The Company’s ETR for all periods differed from the prior year rate, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $189.5 million and $153.1 million, respectively. Of the federal net operating loss carryovers, $3.6 million will expire at the end of 2038 if not utilized. The remaining federal net operating losses have an indefinite carryover period but can only offset eighty percent of taxable income in a given year. The state net operating losses expire between 2026 and 2042.

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

The restricted share activity for the nine months ended September 30, 2025 is summarized as follows:

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Restricted shares unvested at December 31, 2024	1,007,415	$1.79
Granted	515,247	$1.04
Vested	(559,397)	$1.97
Forfeited	(26,576)	$1.67
Restricted shares unvested at September 30, 2025	936,689	$1.28

As of September 30, 2025, there was $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.

Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period. Share-based compensation expense for the three months ended September 30, 2025 and September 30, 2024 was $0.2 million and $0.2 million, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

13.
Leases

As of September 30, 2025, we leased airport facilities, office space, and other property and equipment under non-cancelable operating leases. The leases generally require us to pay all taxes, maintenance, insurance, and other operating expenses. Operating leased expense is recognized as a rental expense on a straight-line basis over the lease term, net of lessor rebates and other incentives.

Aggregate rental expense under all aircraft, equipment and facility leases totaled approximately $1.4 million and $2.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $4.9 million and $6.0 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The components of our lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$582	$793	$1,801	$2,757
Variable and short-term lease costs	1,424	2,598	4,945	6,018
Interest expense on finance lease liabilities	-	239	48	2,241
Amortization expense of finance lease assets	-	162	54	1,040
Total lease costs	$2,006	$3,792	$6,848	$12,056

As of September 30, 2025, our operating leases have a remaining weighted average lease term of 5.7 years and our operating lease liabilities were measured using a weighted average discount rate of 5.5%.

14.
Commitments and Contingencies

Litigation

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Electric Aircraft Forward Purchase Commitments

In February 2021, we entered into a forward purchase contract with Archer for a number of eVTOL aircraft. The aggregate base commitment for the eVTOL aircraft is $200.0 million, with an option to purchase additional aircraft. Our obligation to purchase the eVTOL aircraft is subject to the Company and Archer first agreeing in the future to a number of terms and conditions, which may or may not be met. During the nine months ended September 30, 2025, the Company agreed to use reasonable best efforts to sell, assign, or transfer all rights and obligations associated with its Archer warrants and aircraft purchase agreement obligations to one or more third parties. If the Company is unable to transfer such rights and obligations by an agreed upon date, the Company and United will use commercially reasonable efforts to either terminate the remaining rights and obligations or have United assume them. Due to the transfer to United, the Company wrote off its liability associated with Archer obligations during the three months ended September 30, 2025.

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

Held for Sale Assets

Subsequent to September 30, 2025, the following events occurred related to held for sale assets:

•
The Company closed the sale of nine CRJ-900 airframes and ten GE Model CF34-8C engines to third parties for gross proceeds of $15.0 million, $12.1 million of which was used to pay down our UST Loan.
•
The sale of eight GE Model CF34-8C engines previously expected to be sold to a third party for $6.2 million did not close. The Company has entered into agreements with other buyers for all eight engines and expects to receive slightly less proceeds than the original amount that the engines were expected to sell for.
•
The Company entered into an agreement with a third party for the sale of all remaining CRJ spare parts as well as six of the eight engines mentioned above that did not close. The Company expects to receive a minimum of $7.0 million and up to $13.2 million in proceeds for the sale of such assets.
o
The Company recorded an impairment loss of approximately $7.1 million associated with held for sale accounting treatment of the spare parts and engines, which will be reflected in our financial statements for the fourth fiscal quarter of 2025.

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

Overview

Headquartered in Phoenix, Arizona, Mesa Air Group, Inc. ("Mesa," "Mesa Airlines," the "Company," "we," "our," or "us") is the holding company of Mesa Airlines, a regional air carrier providing scheduled passenger service to 76 cities in 32 states, and Mexico. As of September 30, 2025, Mesa operated a fleet of 60 Embraer 175 ("E-175") regional aircraft with approximately 234 daily departures. The aircraft in Mesa’s fleet were operated under the Company’s Capacity Purchase Agreement ("CPA"), as United Express, pursuant to the terms of the CPA entered into with United. Except as set forth in the following sentence, all of the Company’s consolidated contract revenues for the three and nine months ended September 30, 2025 and September 30, 2024 were derived from operations associated with the CPA, leases of aircraft to a third party, and Mesa Pilot Development ("MPD"). Revenues during the nine months ended September 30, 2024 also included revenues derived from our Flight Services Agreement ("FSA") with DHL Network Operations (USA), inc. ("DHL"), which terminated in March 2024. Additionally, our leases of aircraft to a third party terminated upon the sale of such aircraft to United during fiscal year 2024.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

We had operating loss of $9.2 million in our three months ended September 30, 2025 compared to operating loss of $17.0 million in our three months ended September 30, 2024. In our three months ended September 30, 2025, we had net loss of $14.1 million compared to net loss of $24.9 million in our three months ended September 30, 2024.

Our operating results for the three months ended September 30, 2025 improved as a result of (i) decreases in flight operations expense as a result of decreased pilot training and lower pilot wages; (ii) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft; and (iii) decreases in impairment related to held for sale assets. and the write down of E-175 aircraft. This was partially offset by a decrease in contract revenue due to fewer aircraft under contract.

Operating Revenues

	Three Months Ended September 30,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$65,968		$93,806		$(27,838)	(29.7)%
Pass-through and other		24,708		21,451		3,257	15.2%
Total operating revenues		$90,676		$115,257		$(24,581)	(21.3)%

Operating data:
Available seat miles—ASMs (thousands)		1,019,679		947,328		72,351	7.6%
Block hours		43,117		42,495		622	1.5%
Revenue passenger miles—RPMs (thousands)		852,696		787,251		65,445	8.3%
Average stage length (miles)		636		540		96	17.8%
Contract revenue per available seat mile—CRASM (in cents)	¢	6.47	¢	9.90	¢	(3.43)	(34.6)%
Passengers		1,316,088		1,435,580		(119,492)	(8.3)%

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

Total operating revenue decreased by $24.6 million, or 21.3%, to $90.7 million for our three months ended September 30, 2025 as compared to our three months ended September 30, 2024. Contract revenue decreased by $27.8 million, or 29.7%, to $66.0 million, primarily due to fewer aircraft under contract. Our block hours flown during our three months ended September 30, 2025, increased 1.5% compared to the three months ended September 30, 2024 due to an increase in the average stage length. Our pass-through and other revenue increased by $3.3 million, or 15.2%, to $24.7 million compared to our three months ended September 30, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$35,656	$37,870	$(2,214)	(5.8)%
Maintenance	42,250	47,560	(5,310)	(11.2)%
Aircraft rent	396	3,501	(3,105)	(88.7)%
General and administrative	10,912	11,391	(479)	(4.2)%
Depreciation and amortization	2,262	7,195	(4,933)	(68.6)%
Asset impairment	7,326	22,786	(15,460)	(67.8)%
Other operating expenses	1,051	1,987	(936)	(47.1)%
Total operating expenses	$99,853	$132,290	$(32,437)	(24.5)%
Operating data:
Available seat miles—ASMs (thousands)	1,019,679	947,328	72,351	7.6%
Block hours	43,117	42,495	622	1.5%
Average stage length (miles)	636	540	96	17.8%
Departures	21,604	23,529	(1,925)	(8.2)%

Flight Operations. Flight operations expense decreased $2.2 million, or 5.8%, to $35.7 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of decreases in headcount and operating a single E-175 fleet type.

Maintenance. Aircraft maintenance expense decreased $5.3 million, or 11.2%, to $42.3 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024. This decrease was primarily driven by a decrease in labor and other expense. Total pass-through maintenance expenses reimbursed by United increased by $4.1 million during our three months ended September 30, 2025 compared to our three months ended September 30, 2024.

The following table presents information regarding our maintenance costs during the three months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Engine overhaul	$—	$(526)	$526	(100.0)%
Pass-through engine overhaul	5,933	5,415	518	9.6%
C-check	635	1,066	(431)	(40.4)%
Pass-through C-check	6,271	7,165	(894)	(12.5)%
Component contracts	2,286	4,509	(2,223)	(49.3)%
Rotable and expendable parts	1,837	5,044	(3,207)	(63.6)%
Other pass-through	10,634	6,160	4,474	72.6%
Labor and other	14,654	18,727	(4,073)	(21.7)%
Total	$42,250	$47,560	$(5,310)	(11.2)%

Aircraft Rent. Aircraft rent expense decreased $3.1 million, or 88.7%, to $0.4 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024. The decrease is primarily due to fewer engine lease costs during our three months ended September 30, 2025.

General and Administrative. General and administrative expense decreased $0.5 million, or 4.2%, to $10.9 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024. The decrease is primarily driven by decreases in wages.

Depreciation and Amortization. Depreciation and amortization expense decreased by $4.9 million, or 68.6%, to $2.3 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $7.3 million was recorded for our three months ended September 30, 2025 related to held for sale assets. There was $22.8 million of asset impairment recorded for the three months ended September 30, 2024 related to held for sale assets.

Other Operating Expenses. Other operating expenses decreased by $0.9 million, to $1.1 million for our three months ended September 30, 2025 compared to our three months ended September 30, 2024. The decrease is primarily attributable to lower interrupted trip expense during the three months ended September 30, 2025.

Other Income/(Expense)

Other income (expense) increased by $5.1 million, to $(2.4) million for our three months ended September 30, 2025, compared to our three months ended September 30, 2024. The increase is primarily attributable to a decrease in interest expense.

Income Taxes

The income tax expense totaled $2.5 million for the three months ended September 30, 2025 compared to a tax expense of $0.4 million for the three months ended September 30, 2024. The effective tax rate ("ETR") was -21.9% for the three months ended September 30, 2025 compared to -1.6% for the three months ended September 30, 2024. Our ETR during the three months ended September 30, 2025 and September 30, 2024 differed from the three months ended September 30, 2024, primarily as a result of certain tax depreciation differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $189.5 million and $153.1 million, respectively. Of the federal net operating loss carryovers, $3.6 million will expire at the end of 2038 if not utilized. The remaining federal net operating losses have an indefinite carryover period but can only offset eighty percent of taxable income in a given year. The state net operating losses expire between 2026 and 2042.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

We had operating loss of $66.6 million in our nine months ended September 30, 2025 compared to operating loss of $14.4 million in our nine months ended September 30, 2024. In our nine months ended September 30, 2025, we had net loss of $51.9 million compared to net loss of $33.2 million in our nine months ended September 30, 2024.

Our operating results for the nine months ended September 30, 2025 worsened as a result of (i) decreases in contract revenue due to reduced block hours flown and fewer aircraft under contract; and (ii) greater impairment associated with held for sale assets, partially offset by (a) decreases in flight operations as a result of decreased pilot training and lower pilot wages; and (b) decreases in depreciation expense, primarily due to the retirement and sale of several aircraft.

Operating Revenues

	Nine Months Ended September 30,
	2025		2024		Change
Operating revenues ($ in thousands):
Contract		$204,331		$303,222		$(98,891)	(32.6)%
Pass-through and other		73,875		54,410		19,465	35.8%
Total operating revenues		$278,206		$357,632		$(79,426)	(22.2)%

Operating data:
Available seat miles—ASMs (thousands)		2,906,955		2,871,758		35,197	1.2%
Block hours		126,734		129,303		(2,569)	(2.0)%
Revenue passenger miles—RPMs (thousands)		2,407,543		2,396,062		11,481	0.5%
Average stage length (miles)		614		540		74	13.7%
Contract revenue per available seat mile—CRASM (in cents)	¢	7.03	¢	10.56	¢	(3.53)	(33.4)%
Passengers		3,848,177		4,371,863		(523,686)	(12.0)%

Total operating revenue decreased by $79.4 million, or 22.2%, to $278.2 million for our nine months ended September 30, 2025 as compared to our nine months ended September 30, 2024. Contract revenue decreased by $98.9 million, or 32.6%, to $204.3 million primarily driven by reduced block hours flown and fewer aircraft under contract compared to the nine months ended September 30, 2024. Our block hours flown during our nine months ended September 30, 2025 decreased 2.0% compared to the nine months ended September 30, 2024 due to a decrease in scheduled flying for United and fewer aircraft under contract, partially offset by an increase in average stage length. Our pass-through and other revenue increased by $19.5 million, or 35.8%, to $73.9 million compared to our nine months ended September 30, 2024 due to an increase in pass-through maintenance related to our E-175 fleet.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses ($ in thousands):
Flight operations	$108,404	$132,654	$(24,250)	(18.3)%
Maintenance	127,206	136,098	(8,892)	(6.5)%
Aircraft rent	1,818	6,593	(4,775)	(72.4)%
General and administrative	33,981	32,239	1,742	5.4%
Depreciation and amortization	11,594	26,748	(15,154)	(56.7)%
Asset impairment	53,447	33,325	20,122	60.4%
Loss on sale of assets	7,706	—	7,706	100.0%
Other operating expenses	626	4,392	(3,766)	(85.7)%
Total operating expenses	$344,782	$372,049	$(27,267)	(7.3)%
Operating data:
Available seat miles—ASMs (thousands)	2,906,955	2,871,758	35,197	1.2%
Block hours	126,734	129,303	(2,569)	(2.0)%
Average stage length (miles)	614	540	74	13.7%
Departures	63,660	71,192	(7,532)	(10.6)%

Flight Operations. Flight operations expense decreased by $24.3 million, or 18.3%, to $108.4 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024. The decrease was primarily driven by decreased pilot training expense and lower pilot wages as a result of fewer block hours flown, decreases in headcount, and operating a single E-175 fleet type.

Maintenance. Aircraft maintenance expense decreased $8.9 million, or 6.5%, to $127.2 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024. This decrease was primarily driven by a decrease in labor and other and rotable and expendable parts, partially offset by an increase in other pass-through engine overhaul, other pass-through costs, and C-check maintenance expenses. Total pass-through maintenance expenses reimbursed by United increased by $21.4 million during our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024.

The following table presents information regarding our maintenance costs during the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Engine overhaul	$82	$(531)	$613	(115.4)%
Pass-through engine overhaul	20,528	17,783	2,745	15.4%
C-check	3,239	4,019	(780)	(19.4)%
Pass-through C-check	16,329	12,459	3,870	31.1%
Component contracts	6,637	13,518	(6,881)	(50.9)%
Rotable and expendable parts	4,618	13,531	(8,913)	(65.9)%
Other pass-through	31,743	16,934	14,809	87.5%
Labor and other	44,030	58,385	(14,355)	(24.6)%
Total	$127,206	$136,098	$(8,892)	(6.5)%

Aircraft Rent. Aircraft rent expense decreased $4.8 million, or 72.4%, to $1.8 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024. The decrease is primarily due to fewer engine lease costs during our nine months ended September 30, 2025.

General and Administrative. General and administrative expense increased $1.7 million, or 5.4%, to $34.0 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024. The increase is primarily driven by increased legal fees.

Depreciation and Amortization. Depreciation and amortization expense decreased by $15.2 million, or 56.7%, to $11.6 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024 due to aircraft in our fleet being sold or classified as non-depreciable assets held for sale.

Asset Impairment. Asset impairment of $53.4 million was recorded for our nine months ended September 30, 2025 related to held for sale assets. There was $33.3 million of asset impairment recorded for our nine months ended September 30, 2024, related to held for sale assets.

Other Operating Expenses. Other operating expenses decreased by $3.8 million, to $0.6 million for our nine months ended September 30, 2025 compared to our nine months ended September 30, 2024. The decrease is primarily attributable to lower interrupted trip expense and ferry fuel costs during the nine months ended September 30, 2025.

Other Income/(Expense)

Other income (expense) increased by $32.2 million to $13.1 million for our nine months ended September 30, 2025, compared to our nine months ended September 30, 2024. The increase is primarily attributable to the write off of warrant liabilities and lower interest expense for our nine months ended September 30, 2025.

Income Taxes

The income tax benefit totaled $1.6 million for the nine months ended September 30, 2025 compared to a tax benefit of $0.3 million for the nine months ended September 30, 2024. The ETR was 2.9% for the nine months ended September 30, 2025 compared to 1.0% for the nine months ended September 30, 2024. Our ETR for the nine months ended September 30, 2025 decreased from the nine months ended September 30, 2024, due to permanent tax differences, state taxes, and changes in the valuation allowance against federal and state net operating losses.

We continue to maintain a valuation allowance on a portion of our federal and state net operating losses in jurisdictions with shortened carryforward periods or in jurisdictions where our operations have significantly decreased as compared to prior years in which the net operating losses were generated.

As of September 30, 2025, the Company had aggregate federal and state net operating loss carryforwards of approximately $189.5 million and $153.1 million, respectively. Of the federal net operating loss carryovers, $3.6 million will expire at the end of 2038 if not utilized. The remaining federal net operating losses have an indefinite carryover period but can only offset eighty percent of taxable income in a given year. The state net operating losses expire between 2026 and 2042.

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

Adjusted EBITDA and Adjusted EBITDAR

The following table presents a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDAR (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation:
Net loss	$(14,124)	$(24,917)	$(51,898)	$(33,165)
Income tax expense (benefit)	2,539	393	(1,564)	(345)
Loss before taxes	(11,585)	(24,524)	$(53,462)	$(33,510)
Gain on investments	—	(1,578)	—	(8,032)
Unrealized loss on investments, net	—	71	11	8,595
Adjustments(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	9,861	25,951	48,223	29,378
Adjusted loss before taxes	(1,724)	(80)	(5,228)	(3,569)
Interest expense	2,829	7,624	11,419	27,296
Interest income	(69)	(23)	(167)	(54)
Depreciation and amortization	2,262	7,195	11,594	26,748
Adjusted EBITDA	$3,298	$14,716	$17,618	$50,421
Aircraft rent	396	3,501	1,818	6,593
Adjusted EBITDAR	$3,694	$18,217	$19,436	$57,014

(1) $22.8 million and $33.3 million impairment loss related to held for sale assets during the three and nine months ended September 30, 2024, respectively.
(2) $1.2 million and $2.6 million in third party costs associated with significant or non-recurring transactions during the three and nine months ended September 30, 2024, respectively.
(3) $1.9 million and $1.7 million net loss on the disposal of assets during the three and nine months ended September 30, 2024, respectively.
(4) $0.1 million and $1.3 million loss on deferred financing costs related to the retirement of debts during the three and nine months ended September 30, 2024, respectively.
(5) $10.5 million gain on debt forgiveness during the nine months ended September 30, 2024.
(6) $0.9 million loss for early payment fees on the retirement of debt during the nine months ended September 30, 2024.
(7) $7.3 million and $53.4 million impairment loss related to held for sale assets during the three and nine months ended September 30, 2025, respectively.
(8) $2.5 million and $8.7 million in third party costs associated with significant or non-recurring transactions during the three and nine months ended September 30, 2025, respectively.
(9) $1.5 million of write offs of uncollectable loans during the three and nine months ended September 30, 2025.
(10) $25.1 million gain on the write off of warrant liabilities during the three and nine months ended September 30, 2025.
(11) $1.3 million loss on deferred financing costs related to the retirement of debts during the nine months ended September 30, 2025.
(12) $7.7 million loss on the sale of assets during the nine months ended September 30, 2025.
(13) $0.7 million in miscellaneous costs associated with the sale of assets during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Going Concern

During the nine months ended September 30, 2025 and fiscal year ended December 31, 2024, costs associated with the transition of our operations with American to United, ongoing carrying costs related to the parked CRJ-900 fleet that has been sold but not closed, selling costs related to the CRJ-900 airframes and GE CF34-8B/C engines, and increasing interest rates adversely impacted our financial results, cash flows, financial position, and other key financial ratios. Additionally, United had asked us to accelerate the removal of CRJ-900 aircraft and transition the pilots to our E-175 fleet, leading to increased costs and impacting our block hour capabilities while these pilots are in training.

As a result, these challenges resulted in a negative impact on the Company’s financial results highlighted by net loss of $51.9 million, primarily due to an impairment expense of $53.4 million related to held-for-sale assets, contributing to the ongoing financial distress. These conditions and events raised substantial doubt regarding our ability to continue as a going concern and to fund our operations and meet our debt obligations over the next twelve months after the filing of this Form 10-Q.

As of September 30, 2025, Mesa has $10.7 million of borrowing capacity under the United Revolving Credit Facility based on spare parts valuation. As of December 31, 2024, the Company has $68.0 million of principal maturity payments on long-term debt due within the next twelve months including $62.2 million under our UST Loan which is due and payable on October 30, 2025, and extendable to November 28, 2025.

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

As of the issuance of this Form 10-Q, the Company has implemented certain strategic and financial plans, including the merger with Republic as outlined above. Based on management`s plan, which includes the increased financial position of the combined company, the Company has alleviated the substantial doubt regarding its ability to continue as a going concern and expects to be able to meet its cash obligations for next twelve months following the issuance of this Form 10-Q.

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

Our ability to service our long-term debt obligations, including our equipment notes, to remain in compliance with the various covenants contained in our debt agreements and to fund our working capital requirements, capital expenditures and business development efforts will depend on the completion of the Merger as well as our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as other factors, some of which may be beyond our control.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust operating and capital expenditures to reflect the current market conditions and our projected demand. Our capital expenditures are primarily directed toward our aircraft fleet and flight equipment including spare engines. Our capital expenditures, net of purchases of rotable spare parts and aircraft and spare engine financing for the nine months ended September 30, 2025 were approximately 1.8% of our revenue during the same period. We expect to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

As of September 30, 2025, our principal sources of cash are cash and cash equivalents of $38.7 million and $33.8 million in assets held for sale as of September 30, 2025. As of September 30, 2025, we had $95.0 million in secured indebtedness incurred primarily in connection with our financing of aircraft and related equipment. As of September 30, 2025, we had $68.0 million of current debt, excluding finance leases, and $27.0 million of long-term debt excluding finance leases.

Restricted Cash

As of September 30, 2025, we had $3.0 million in restricted cash. We have an agreement with a financial institution for a letter of credit facility and to issue letters of credit for particular airport authorities, worker's compensation insurance, property and casualty insurance and other business needs as required in certain lease agreements. Pursuant to the term of this agreement, $3.0 million of outstanding letters of credit are required to be collateralized by amounts on deposit.

Cash Flows

The following table presents information regarding our cash flows for each of the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(34,612)	$42,067
Net cash provided by investing activities	95,453	102,183
Net cash used in financing activities	(62,045)	(144,822)
Net decrease in cash, cash equivalents and restricted cash	(1,204)	(572)
Cash, cash equivalents and restricted cash at beginning of period	42,984	19,202
Cash, cash equivalents and restricted cash at end of period	$41,780	$18,630

Net Cash Used in Operating Activities

Our primary source of cash from operating activities is cash collections from United pursuant to our CPA. Our primary uses of cash from operating activities are for maintenance costs, personnel costs, operating lease payments, and interest payments.

During our nine months ended September 30, 2025, we had cash flow used in operating activities of $34.6 million. We had net loss of $51.9 million adjusted for the following significant non-cash items: depreciation and amortization of $11.6 million, deferred income taxes of $(3.3) million, write off of warrant liability of $(25.1) million, amortization of deferred credits of $(3.1) million, amortization of debt discount and financing costs and accretion of interest of $3.4 million, asset impairment of $53.4 million, loss on sale of assets of $7.7 million, and $3.6 million in miscellaneous operating cash flow items. We had a net change of $(30.9) million within other net operating assets and liabilities largely driven by increases in accounts receivable and expendable parts and decreases in accounts payable, accrued expenses, and deferred revenue.

During our nine months ended September 30, 2024, we had cash flow provided by operating activities of $42.1 million. We had net loss of $33.2 million adjusted for the following significant non-cash items: depreciation and amortization of $26.7 million, gains on investments in equity securities of $(8.0) million, net unrealized losses on investments in equity securities of $8.6 million, amortization of deferred credits of $(0.9) million, amortization of debt discount and financing costs and accretion of interest of $6.0 million, asset impairment of $33.3 million, gain on debt forgiveness of $(10.5) million, and $3.9 million in miscellaneous operating cash flow items. We had a net change of $16.1 million within other net operating assets and liabilities largely driven by increases in accounts receivable and accrued expenses, partially offset by decreases in deferred revenue.

Net Cash Provided by Investing Activities

Our investing activities generally consist of capital expenditures for aircraft and related flight equipment, deposits paid or returned for equipment and other purchases, and strategic investments.

During our nine months ended September 30, 2025, net cash flow provided by investing activities totaled $95.5 million. Proceeds from the sale of aircraft and engines totaled $100.5 million and we invested $(5.0) million in capital expenditures, primarily consisting of rotable parts and tools. We received $0.1 million in refunds of equipment and other deposits.

During our nine months ended September 30, 2024, net cash flow provided by investing activities totaled $102.2 million. Proceeds from the sale of aircraft and engines totaled $104.9 million, proceeds from the sale of investments in equity securities totaled $9.6 million, we invested $(13.4) million in capital expenditures, primarily consisting of heavy maintenance rotable parts, paid $(0.4) million in investment transaction costs, and received $1.5 million in refunds of equipment and other deposits.

Net Cash Used in Financing Activities

Our financing activities generally consist of debt borrowings, principal repayments of debt, payment of debt financing costs, payment of tax withholding for RSUs, and proceeds received from issuing common stock under our ESPP.

During our nine months ended September 30, 2025, net cash flow used in financing activities was $62.0 million, all of which was payments on long-term debt and finance leases.

During our nine months ended September 30, 2024, net cash flow used in financing activities was $144.8 million. We received $5.0 million of proceeds from long-term debt, made $(148.8) million of principal repayments on long-term debt, paid $(0.9) million for debt prepayment costs, and paid $0.1 million for tax withholding of RSUs.

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

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated interim financial statements included elsewhere in this Form 10-Q. We believe certain of our accounting estimates and policies are critical to understanding our financial position and results of operations. There have been no material changes to the critical accounting estimates as explained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and our Transition Report on Form 10-KT for the transition period ended December 31, 2024 under the heading "Critical Accounting Estimates."

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

As of September 30, 2025, we had $95.0 million of variable-rate debt, including current maturities. A hypothetical 100 basis point change in market interest rates would have affected interest expense by approximately $1.0 million in the nine months ended September 30, 2025. We did not have any fixed-rate debt as of September 30, 2025.

On July 27, 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In December 2020, the administrator of LIBOR proposed to cease publication of certain LIBOR settings after December 2021 and to cease publication of the remainder of the LIBOR settings after June 2023. The majority of our debt arrangements were indexed to one- and three-month LIBOR, which were sunset on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, replaced LIBOR with SOFR after June 30, 2023. We applied expedients to agreements under LIBOR that were replaced by SOFR. Under the expedient, we now account for amendments to agreements as if the modification was not substantial. The new carrying amounts of debts consist of the carrying amount of the original debt and any additional fees associated with the modified debt instrument. New effective yields were established based on the new carrying amount and revised cash flows. As of September 30, 2025, we had $95.0 million of borrowings based on SOFR.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

We believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of September 30, 2025 and December 31, 2024, and the results of operations and cash flows for the period ended September 30, 2025 and September 30, 2024.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2025, our management believed the ultimate outcomes of other routine legal matters are not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 ("2024 Form 10-K") and in our Transition Report on Form 10-KT for the transition period ended December 31, 2024 ("2024 Form 10-KT"), which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled "Cautionary Statements Regarding Forward-looking Statements" of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our 2024 Form 10-K, our 2024 Form 10-KT, and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results. There have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K and 2024 Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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