Form 10-K
period 2025-12-31
REPUBLIC AIRWAYS HOLDINGS INC.
filed 2026-03-19
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission file number 001-38626
Republic Airways Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-0302351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Brickyard Lane Carmel, Indiana 46032 (Address of principal executive offices)(Zip Code)
(317) 484-6000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RJET	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Capital Market) on June 30, 2025 was approximately $32,914,217

As of March 12, 2026, there were 46,829,476 outstanding shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

REPUBLIC AIRWAYS HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless otherwise indicated in this Annual Report on Form 10-K (this “Report”), “Republic,” “we,” “us,” “our” and similar terms refer to Republic Airways Holdings Inc., including Republic’s wholly-owned subsidiaries Republic Airways Inc. (“Republic Airways” or “Legacy Republic”), Leadership In Flight Training Academy LLC (“LIFT Academy”), and the newly acquired wholly-owned subsidiary Mesa Air Group, Inc. (“Mesa” or “Legacy Mesa”) which includes Bridge Air LLC (“Bridge Air”) (formerly known as Mesa Pilot Development).
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on Republic’s business, financial condition and results of operations, the timing of scheduled aircraft deliveries, fleet expansion, changes in aircraft seat configurations, transition and anticipated fleet size for Republic in upcoming periods, expected production levels in future periods, pilot attrition trends, Republic’s coordination with American Airlines, Inc., Delta Air Lines, Inc., and United Airlines, Inc. (each, a “Partner Airline” and together, “Partner Airlines”) regarding the delivery of aircraft under previously announced agreements and timing of placing new aircraft deliveries into service, the expected terms, timing and benefits related to Republic’s leasing, strategic arrangements, strategic agreements and equity investments in third parties, scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as Republic’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to Republic as of such date. Republic assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of Republic and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; potential staffing shortages affecting pilots, air traffic controllers, or maintenance technicians; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major Partner Airlines in general and the financial condition and operating results of Republic in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between Republic and its major Partner Airlines regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, mechanics and other personnel in operations; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of the Partner Airlines and any potential impact of their financial condition on the operations of Republic; fluctuations in flight schedules, which are determined by the major Partner Airlines for whom Republic conducts flight operations; variations in market and economic conditions; significant aircraft debt commitments; estimated useful life of long-lived assets, residual aircraft values and related asset impairments; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing international hostilities, including conflicts in the Middle East and between Russia and Ukraine, and the related impacts on macroeconomic conditions and on the international operations of any of our major Partner Airlines as a result of such conflicts; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of enacted and proposed U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; the impact of potential future U.S. government shutdowns on flight cancellations and other unanticipated factors.
There may be other factors that may affect matters discussed in forward-looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

ITEM 1. BUSINESS
General
Republic is the second largest independent regional airline in the United States based on total fleet and daily departures. As of December 31, 2025, Republic had an operational fleet of 275 regional jet aircraft that regularly provides scheduled passenger service on approximately 1,300 daily flights to approximately 130 cities in the United States, Canada, Mexico, and the Caribbean. Substantially all of Republic’s service are operated under multi-year Capacity Purchase Agreements (“CPAs”) with the Partner Airlines. Republic exclusively operates the dual class Embraer E170/175 family of aircraft and is one of the world’s largest operators of that aircraft type. Under Republic’s CPAs, Republic provides substantially all of its flight capacity to the Partner Airlines. Republic’s revenues are not materially or immediately affected by variations in fares or passenger load factors, nor by variations in the price of fuel, the cost of which is paid directly by the Partner Airlines. In 2025 and 2024, Republic carried passengers on more than 371,000 and 323,000 flights, generating revenues of $1,676.5 million and $1,474.0 million and pre-tax income of $113.4 million and $86.9 million, respectively.
All of Republic’s service operates under the American Eagle, Delta Connection, or United Express brands. Since the beginning of 2017, Republic has won additional regional flying from all three of the Partner Airlines, expanding its operational fleet from 175 to 275 aircraft. These aircraft are dedicated to the Partner Airlines under long-term commitments, as shown below.

	E170 (65 to 70 seats)	E175 (76 seats)	Total (1)(2)	Contract Expiration
Partner
American Airlines	13	79	92	2028-2033
Delta Air Lines	11	46	57	2027-2030
United Airlines	4	122	126	2026-2037
Total fleet	28	247	275
(1)Represents the minimum operational fleet out of a total of 280 aircraft. Operational fleet excludes five spare aircraft.
(2)Excludes 31 aircraft leased to American Airlines.
Republic’s development of long-term relationships with multiple major airlines has enabled Republic to diversify its revenue base and to reduce Republic’s dependence on any single, mainline customer. For the year ended December 31, 2025, Republic’s departures for American Airlines, Delta Air Lines, and United Airlines were divided in the following proportions:
Due to the merger of Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”) in November 2025, Republic expects its departures to increase significantly in 2026. The Company expects an approximate increase of 24% block hours during the year ending December 31, 2026.
The Essential Role of Regional Airlines
Regional airlines play an essential, daily role in the U.S. airline industry and constitute the only local access point to the global air travel system for hundreds of U.S. cities. According to the Regional Airline Association (“RAA”), 32% of all scheduled airline flights in the United States in 2024 were performed by regional airlines, and approximately 134 million passengers were carried on those flights. Of the U.S. airports with scheduled passenger service, 64% are served exclusively by regional airlines.
Regional airlines work in close cooperation with their major airline partners, rather than in competition with them. Like many large organizations, the U.S. major airlines outsource certain operating functions to independent providers that demonstrate outstanding specialization and cost-efficiency in their respective functional areas. Examples include payroll processing, call center operations, and aircraft maintenance, among others. Among the most visible and commercially important of these outsourced functions is the job of providing safe, clean, reliable, and efficiently scheduled flights for the millions of passengers each year who travel between small markets and the large-market hubs of the major airlines. Republic believes few major airline hubs would be viable today without the regional airline flights that build schedule density and transport passenger traffic to the hub.
The vast majority of regional flying in the United States today is performed under CPAs. Republic’s CPAs stipulate that Republic operates flights under the Partner Airlines’ two-letter flight designation codes (also known as “code-sharing”), paint Republic’s aircraft in the style of the Partner Airlines, and otherwise use the Partner Airlines’ American Eagle, Delta Connection, or United Express branding elements. the Partner Airlines control route selection, pricing, marketing, and scheduling and provide Republic with fuel, ground support services, airport landing slots, and gate access, allowing Republic to focus all of its efforts on delivering safe, clean, and reliable regional service. the Partner Airlines retain all the revenue from the passengers and cargo aboard Republic’s flights and, in exchange, pay Republic the fixed amounts specified under Republic’s CPAs. Republic benefits because Republic’s CPAs shelter Republic from many of the elements that cause volatility in airline financial performance, including fuel prices, variations in ticket prices, and passenger load factors.
Republic’s Strengths
Republic believes the following strengths create competitive advantages that make Republic an employer of choice for airline professionals starting their careers and a key strategic partner for the Partner Airlines:
Long-Duration Contracts with Three Major Airlines. Republic’s contracts have individual aircraft expirations ranging from 2026 into the late 2030s, and Republic’s average contract expiration is in October 2031. Republic’s contracts provide for minimum aircraft utilization levels, fixed payments per month for each aircraft under contract, fixed payments for each block hour or flight performed, provision of fuel by the Partner Airlines, and reimbursement of certain direct operating expenses, such as insurance and aircraft property taxes. Having the three Partner Airlines has allowed Republic to diversify its financial and operational risk. Republic believes this diversity allows it to not be limited by the rate at which any one of the Partner Airlines can, or wishes to, grow. By flying for different Partner Airlines, Republic is also able to leverage the cost of Republic’s overhead expenses across multiple parties. If travel demand should be interrupted or follow an unexpected pattern, Republic’s CPA contracts still afford Republic better revenue visibility and downside protection than air carriers that have full exposure to adverse movements in passenger load factors, fuel prices, and airfares.
Republic Airways has maintained a partnership with American Airlines and its predecessors for more than 50 years, which Republic believes is a result of Republic’s distinct focus on operational excellence. Republic Airways subsequently expanded its partnership reach to Delta Air Lines in 2002 and United Airlines in 2004 and have operated under the same mission of unparalleled service each year. Mesa has maintained a partnership with United Airlines since 1990. Additionally, Republic’s commitment to safety is experienced by Republic’s passengers every day and Republic has a perfect passenger safety record over Republic’s 50-year history of operating commercial aircraft.

Operational Excellence and Reliability. During the year ended December 31, 2025, Republic completed 99.99% of its flights adjusting for weather and other non-controllable events, which Republic defines as controllable completion factor (“CCF”). Despite Republic’s contracted routes being concentrated in regions which experience severe air traffic congestion and weather-related disruptions, Republic has continued to be a leading performer in the industry in terms of on-time arrival performance. Republic believes that the amount charged to the Partner Airlines for services and Republic’s ability to reliably operate regional jet flights are the two most important factors weighed by the Partner Airlines in awarding new flying contracts, and that Republic’s completion percentage is a significant factor in assessing Republic’s reliability. Because Republic operates in some of the most logistically challenging air spaces for the Partner Airlines, any operational issue affects a series of connecting flights, and therefore the Partner Airlines value Republic’s reliability more in these locations than in less congested airports.
Financial Strength and Risk Management. As of December 31, 2025, Republic had total cash, cash equivalents, restricted cash, and marketable securities of $319.9 million, equivalent to approximately 19% of Republic’s 2025 annual revenues, and $1,225.3 million of total debt and lease obligations (operating and financing leases). Approximately 93% of Republic’s aircraft and engine debt is comprised of aircraft and engine mortgages with maturities that closely match their respective original CPA expiries. Provided Republic performs to satisfactory operational levels and no Partner default occurs, the payments received under Republic’s CPAs are structured to cover the mortgage principal and interest payments, and to reduce mortgage principal balances to zero by the end of the initial CPA term. Republic owns outright 33% of its aircraft fleet and expects to own 49% of the fleet by the end of 2028. Republic believes its prudent financial management and strong balance sheet will allow Republic to aggressively pursue opportunities to expand its flying as opportunities become available.
Strong Culture Drives Recruitment and Retention. Since inception, Republic has built a reputation as the employer and career path of choice for aviation professionals. Current staffing levels should position Republic for future growth opportunities.
Republic believes there are several qualitative factors that contribute to Republic’s success in pilot, flight attendant, maintenance technician, and dispatcher recruitment and retention:
•Attractive Culture: Republic believes it offers a positive work environment and culture for its employees, and strives to provide a favorable quality of life. For example, Republic has made significant investments in proprietary technology, including in its mobile application, to ensure Republic can take action to quickly recover from irregular operations, such as by finding alternative routes, crews, and hotel accommodations.
•Training Focus: Republic opened a new state-of-the-art aviation campus in 2023 that provides an inclusive campus atmosphere with a dedicated facility to provide overnight accommodations. The new campus provides training for Republic’s pilots, flight attendants, maintenance technicians, and dispatchers, which Republic believes sets Republic apart from its competition and assists in attracting new aviation professionals to the industry.
•Career Advancement Opportunities: Republic provides its employees exposure to all three of the Partner Airlines’ airline networks and believes its employees value this broad exposure since it may lead to placement advantages for those ultimately looking to progress from Republic to American Airlines, Delta Air Lines, or United Airlines. Republic only flies large, dual class regional jets with advanced flight deck avionics, which Republic believes aviation professionals hold in high regard due to their performance and comfort.
•Favorable Contracts: Republic Airways has CBAs with its pilots, flight attendants, and dispatchers. Mesa Airlines has CBAs with its pilots and flight attendants. Republic believes its CBAs are among the most favorable in the industry in terms of the wages and benefits offered.

Republic’s Strategy
Republic’s business strategy consists of the following principal elements:
CPA Flying Only. Substantially all of Republic’s regional flying is performed under CPAs, which is a low risk business model due to guaranteed levels of operations.
Positioning Republic for Future Growth. Republic regularly engages with the Partner Airlines to anticipate their long-term regional capacity requirements and to support their regional airline capacity needs as they adapt or enter into new markets. Republic believes that future regional aircraft flying opportunities will be awarded to the regional airlines demonstrating outstanding operational reliability at an efficient cost and an ability to staff the flying commitment. Republic intends to compete aggressively for opportunities to expand its base of CPA flying.
Focus on Complementary Aircraft Types. All of Republic’s operating regional jet aircraft are dual class Embraer E170/175 aircraft. Republic has significant experience with operating dual class regional aircraft and will consider organic growth opportunities that would allow Republic to operate other large, dual class regional aircraft types.
Emphasize Quality Service. Safety, reliability, and passenger service are at the core of Republic’s business strategy. Republic believes providing superior performance to the Partner Airlines will make Republic a preferred alternative when the Partner Airlines develop requirements for additional regional flying or seek to reallocate existing regional flying from one provider to another. Republic focuses on providing excellent passenger service through well-trained personnel, clean aircraft, consistent in-flight amenities, and on-time performance. Republic’s operational excellence is exemplified by its flight completion factors and ability to quickly recover following inclement weather events. Republic believes its CCF of 99.99% for the year ended December 31, 2025 is particularly notable given the concentration of Republic’s flight routes at logistically challenging airports. Republic believes its focus on passenger service, cleanliness, safety, and reliability helps the Partner Airlines build customer loyalty and compete better in their own right.
Differentiated Pilot Development and Other Career Opportunities. Republic’s ability to recruit and retain pilots has been key to Republic’s business. Republic intends to continue to offer competitive compensation packages, foster a positive work environment, and provide opportunities to fly state-of-the-art, large, dual class regional jets to differentiate Republic from other regional carriers and make Republic an attractive place to work and build a career. For pilot associates seeking to shift to careers at major airlines, Republic believes the quality of experience obtained at Republic, including the opportunity to fly for all three major carriers, raises Republic’s pilots likelihood of moving directly to their preferred air carrier.
Republic believes it has a distinct competitive advantage in its ability to train pilots in a single location at Republic’s state-of-the-art aviation campus that provides necessary flight instruction and flight simulator time, including full motion simulators.
In addition, Republic believes it is leading the industry in its strategic approach to attracting and developing new pilots, technicians, and dispatchers. Republic works with over 20 flight training programs across the country for recruitment, has established more than 25 meaningful partnerships with colleges and flight schools for hiring pathways, and owns one of the only proprietary flight schools in the regional airline industry, LIFT Academy, based in Indianapolis, Indiana. LIFT Academy’s mission is to attract a new generation of aviation professionals to flight careers by providing superior flight training while addressing the economic and structural barriers to entry. The program is structured so that LIFT Academy graduates will have a defined career pathway to being a First Officer with Republic. In addition, Republic secured a partnership with Hyannis Air Service Inc. d/b/a Cape Air and Nantucket Airlines (“Cape Air”) to create a flow program of talented aviators from LIFT Academy to Cape Air to supplement their workforce in exchange for flight hours and valuable experience. This creates a stronger pathway for both airlines. Since its founding in 2018, LIFT Academy has expanded its operations with additional flight school locations in Columbia, S.C, Myrtle Beach, SC, Galveston, TX, Columbus, IN, and at Moton Field in partnership with Tuskegee University in Tuskegee, AL. In return for the high-quality training Republic provides, LIFT graduates will contractually commit to work at Republic for at least five years or at least two years as a Captain upon graduation. LIFT Academy admitted its first class of students in September 2018 and has the potential to train over 500 students each year. With the Merger with Mesa, Republic acquired Bridge Air (formerly Mesa Pilot Development Program) which provides a low-cost option for pilots needing the FAA minimum hour requirement by flying designated missions to work for airlines such as Republic Airways or Mesa Airlines.
Both Republic Airways and LIFT Academy offer an Aviation Maintenance Technician (“AMT”) Apprenticeship Program in partnership with the U.S. Department of Labor (“DOL”) to provide hands-on training and one-on-one instruction with Republic and LIFT Academy licensed maintenance technicians for individuals seeking employment as licensed AMTs with Republic. The program takes less than three years to complete, and upon completion of their training and successful Airframe and Powerplant (“A&P”) examinations, AMT apprentices have a direct pathway to a career at Republic. To address dispatcher development, Republic has created an aircraft dispatcher apprenticeship program that allows individuals with little or no airline experience to train in a six-to-eight-week paid program to learn the skills and knowledge required to become a Federal Aviation Administration (“FAA”) certified aircraft dispatcher.
In addition, Republic has a partnership with Ivy Tech Community College to support full-time associates who have not yet attained a college degree or a professional certification. For eligible associates, Republic contributes a portion of tuition towards eligible associate degree and certificate programs each year.
Continue to Develop Republic’s Aircraft Platform. Republic intends to continue to focus its operations on the most modern, large, dual class regional jets. In anticipation of long-term fleet replacement needs and the potential to capture additional regional flying, Republic has an order for 29 Embraer regional jets (E175), and expects three aircraft to be delivered during the three months ended March 31, 2026, with the 26 remaining deliveries scheduled for delivery in 2027 through 2029. Republic believes the use of larger, dual class regional jets allows Republic to offer a higher quality service to the Partner Airlines without incurring increased operating costs relative to its competitors.
Markets and Routes
Markets
Republic provides scheduled passenger service on approximately 1,300 flights daily to approximately 130 cities in the United States, Canada, Mexico, and the Caribbean.
Routes
The Partner Airlines determine the routes that Republic operates for them, which are subject to certain parameters in Republic’s CPAs with the Partner Airlines. The following table illustrates the major hubs and focus cities of the Partner Airlines into which Republic provided significant levels of service as of December 31, 2025:

Partner	Hub and Focus Cities

American Airlines	Boston, MA (BOS); Chicago, IL (ORD); New York, NY (LGA and JFK); Philadelphia, PA (PHL); Washington Reagan National (DCA)

Delta Air Lines	Boston, MA (BOS); Detroit, MI (DTW); New York, NY (LGA and JFK)

United Airlines	Chicago, IL (ORD); Newark, NJ (EWR); Washington-Dulles (IAD); Houston, TX (IAH); Louisville, KY (SDF)

The following map illustrates the routes Republic flies for Republic’s Partner Airlines:

YQB
YOW
YUL
MSP
GRB
TVC
BTV
YHZ
BGR
YYZ
PWM
MSN
MKE
GRR
FSD
DTW
BOS
ORD
PVD
DSM
CID
SLC
OMA
JFK
PIT
MDT
CMH
IND
MCI
DAY
STL
MTJ
GUC
COS
SDF
LEX
ROA
CHO
ORF
TUL
XNA
BNA
GSO
RDU
OKC
MEM
LIT
ABQ
CHA
ILM
PSP
ATL
LBB
BHM
CAE
SHV
JAN
HHH
DFW
TUS
MAF
ELP
JAX
LFT
PNS
IAH
MSY
SAT
ECP
MCO
TPA
SRQ
CRP
MIA
HRL
MTY
NAS
EYW
TAM
TPQ
AGU
BJX
MLM
OAX
ACA
PXM
American Airlines
DELTA
UNITED AIRLINES
Republic
Mesa
December 2025
Republic Airways

Capacity Purchase Agreements with the Partner Airlines
Republic’s fixed-fee CPAs are structured so that revenues are generally derived from (i) a fixed fee per departure, flight hour, and/or block hour of time incurred in addition to overall aircraft in service and aircraft per day fees, payable on a monthly basis, and (ii) a premium amount, which is earned by maintaining a minimum aircraft utilization and exemplary operating results. These rates are generally subject to periodic economic adjustment. Republic additionally receives reimbursement from its Partner Airlines for direct expenses incurred in operations, such as qualifying maintenance activities, aircraft insurance, and property taxes. Republic refers to Partner reimbursements as “pass-through” charges. Certain charges such as fuel, landing fees, and certain ownership costs, are paid directly by the Partner Airlines, although the charges were incurred by Republic in its ongoing operations. Republic refers to these charges as “Partner direct charges.”
Pursuant to Republic’s CPAs, Republic provides passenger service on behalf of American Airlines, Delta Air Lines, and United Airlines, and Republic is authorized to use the Partner Airlines’ two-character flight designator codes (American Airlines—“AA,” Delta Air Lines—“DL,” and United Airlines—“UA”) to identify Republic’s flights directly within each Partner’s reservation systems and to outfit Republic’s interior and exterior aircraft livery with the Partner Airlines’ colors, logos, and service marks, allowing for joint marketing of Republic’s flights by Republic and each of the Partner Airlines. Passenger tickets are issued by each of the Partner Airlines, who therefore bear the risk associated with fare competition and management of seat inventory. In addition, under Republic’s fixed-fee CPAs with American Airlines, Delta Air Lines, and United Airlines, Republic’s passengers are eligible for participation in the Partner Airlines’ frequent flyer loyalty programs: AAdvantage®, SkyMiles®, and MileagePlus®, respectively. Support services such as reservations, ticketing, ground handling services, baggage handling, fuel procurement, commuter slot rights, and airport facilities, among others, are additionally provided by the Partner Airlines. Significant provisions in Republic’s CPAs, which are amended from time to time, are discussed below.

American Airlines
As of December 31, 2025, Republic had 92 aircraft under operation for American Airlines.
In conjunction with Republic’s agreement with American Airlines for the redeployment of 44 E170 aircraft to American Airlines operations, Republic reached an agreement with American Airlines with customary commercial leasing terms, for the lease of 31 of the 44 E170 aircraft through 2032. Republic operates the remaining 13 E170 aircraft under the CPA.
Key provisions of our American Airlines CPAs are as follows:

American Airlines
Operational aircraft—December 31, 2025	92 (1) (2)

Aircraft type	E170/E175

Seating configuration	65 – 76 seats

Scheduled expiration (3)	December 2028 – October 2033

Significant pass-through / Partner direct charges
Pass-through—insurance, property taxes, certain cabin refurbishments, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, ground handling operations, and on-board catering

(1)Includes three maintenance aircraft allocated to the American Airlines CPAs.
(2)Excludes 31 aircraft leased to American Airlines.
(3)Unless otherwise extended or amended, the CPAs expire once all applicable aircraft are withdrawn from the agreements. The American Airlines CPAs provide for extension at the option of American Airlines and are subject to early termination provisions for cause after satisfying the applicable notice period and failure to cure. Additionally, American Airlines has the right to withdraw aircraft from the American Airlines CPAs and require that Republic immediately cease operations of American Eagle flights if, among other things, Republic fails to maintain certain controllable completion rates and controllable on-time departure targets. Following the occurrence of a labor strike for six consecutive days, American Airlines has the right to purchase certain aircraft from Republic within 60 days of providing written notice regardless of whether such labor strike is later resolved.
Delta Air Lines
As of December 31, 2025, Republic had 57 aircraft under operation for Delta Air Lines.
In February 2026, the Company and Delta Air Lines reached agreement for a three-year extension of five E170 aircraft under operation according to the CPA. New term dates for the related aircraft expire beginning October 2029.
Key provisions of our Delta Air Lines CPAs are summarized as follows:

Delta Air Lines
Operational aircraft—December 31, 2025	57

Aircraft type	E170/E175

Seating configuration	69 – 76 seats

Scheduled expiration (1)	November 2027 – June 2030

Significant pass-through / Partner direct charges
Pass-through—insurance, property taxes, certain planned major maintenance activities, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, on-board catering, and ownership of certain aircraft

(1)Republic and Delta Air Lines may terminate the Delta Air Lines CPAs for material breach of contract and significant declines in operating performance, among others, after satisfying applicable notice and cure periods.
United Airlines
As of December 31, 2025, Republic had 126 aircraft under operation for United Airlines.
The Company entered into a CPA with United Airlines during the year ended December 31, 2021, for the replacement of 38 E170 aircraft with new E175 aircraft for scheduled passenger service over a 12-year term, including certain customary right-of-use aircraft leasing terms. The Company placed 34 aircraft into service since inception of the CPA. Additionally, the Company further repositioned 34 E170 aircraft from the United Airlines CPAs based on scheduled United Airlines CPA expiries during the years then ended. The remaining four aircraft are expected to be operating on the United Airlines CPA during the year ending December 31, 2026, which includes one aircraft delivered during the year ended December 31, 2025, which had not yet commenced revenue service.
Further, on November 25, 2025, in connection with the Merger, the Company entered into a new 10-year CPA with United Airlines and Mesa, to operate an additional 60 E175 aircraft owned by United Airlines and operated by Mesa Airlines, Inc. In relation to the Merger with Mesa, the Company received $49.0 million as a non-refundable upfront fee from United Airlines to cover expenses related to the Merger and is recognized in accounts payable and accrued and other liabilities-related parties and other non-current liabilities-related parties in the consolidated balance sheets as of December 31, 2025. The fee is being amortized ratably on a straight-line basis over the respective CPA term.
Key provisions of our United Airlines CPAs are as follows:

United Airlines
Operational aircraft—December 31, 2025	126

Aircraft type	E170/E175

Seating configuration	70 – 76 seats

Scheduled expiration (1)(2)	January 2026 – December 2037

Significant pass-through / Partner direct charges (3)
Pass-through—insurance, property taxes, certain planned major maintenance activities, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, on-board catering, and ownership of certain aircraft

(1)United Airlines has a call option to assume Republic’s ownership or leasehold interests in certain aircraft (i) if Republic wrongfully terminates the CPA, (ii) if United Airlines terminates the agreements for Republic’s breach of contract, or (iii) at the election of United Airlines, subject to certain notice requirements and age and condition of call option aircraft.
(2)The United Airlines CPAs may be terminated by United Airlines upon providing 30 days’ written notice if, among other reasons, Republic fails to attain certain operating performance targets for a specified period, subject to a right to cure. The United Airlines CPAs may be terminated by United Airlines immediately upon written notice (without any prior notice), following the occurrence of a labor strike for ten or more consecutive days.
(3)United Airlines has the right to assume Republic’s responsibility to purchase any of the pass-through products and services.

Flight Equipment
As of December 31, 2025, Republic had 311 regional jet aircraft as described in the following table. Regional jet aircraft exclude 115 general aviation aircraft dedicated to LIFT Academy and Bridge Air.

Type	Total Aircraft (1)	Owned (1)(2)	Finance Leases	Partner Controlled (3)	Average Age (in years)	Seating Configuration
E170/175	311	193	11	107	13.0	65-76 seats
(1)Includes five spare and 31 aircraft that have been leased to another airline.
(2)46% of Republic’s owned aircraft have a debt obligation in exchange for a first lien on the aircraft.
(3)Refers to Republic’s aircraft with leasing arrangements between Republic and the Partner Airlines. Republic refers to these aircraft as “Partner Controlled” aircraft.
All of Republic’s leased aircraft are leased pursuant to finance leases, with current lease expirations ranging from 2030 to 2031.
From time to time, Republic enters into purchase commitments for future aircraft and engine deliveries. The Company regularly makes pre-delivery deposit payments (“PDPs”) to support aircraft and engines on order. PDPs are retained and applied against the historical cost of the corresponding aircraft or engine at the time of its acquisition or expensed when deposit amounts are no longer expected to be returned from the manufacturer.
Republic has an order for 29 Embraer regional jets (E175), and expects three aircraft to be delivered during the three months ended March 31, 2026, with the remaining 26 aircraft deliveries beginning in 2027 through 2029.
Employees and Collective Bargaining Agreements (“CBAs”)
As of December 31, 2025, Republic employed approximately 8,400 employees. Of Republic’s total headcount, approximately 71% of employees are represented by CBAs as follows:

Employee Group	Represented Employees	Union Group
Republic Airways Pilots	2,490	International Brotherhood of Teamsters (“IBT”), Local 357
Mesa Airlines Pilots	531	Air Line Pilots Association (“ALPA”), International
Republic Airways Flight Attendants	2,232	IBT, Local 135
Mesa Airlines Flight Attendants	567	The Association of Flight Attendants-CWA (“AFA”), AFL-CIO
Republic Airways Dispatchers	104	Transport Workers Union of America (“TWU”), Local 592
Collective bargaining agreements between the Company and each of IBT, Local 357; IBT, Local 135; Association of Flight Attendants and TWU, Local 592 become amendable during the year ending December 31, 2027. The CBA between Mesa Airlines and ALPA is currently amendable.
Although the Company has never had a work interruption or stoppage, the Company is subject to risks of work interruption or stoppage. Such conditions would materially impact the Company’s financial position, results of operations and cash flows, should they occur.
The Railway Labor Act (“RLA”) governs Republic’s relations with labor organizations. Under the RLA, CBAs generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in an agreed-upon manner. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request that the National Mediation Board (“NMB”) appoints a Federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, extending into years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a

30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached, or action is taken by Congress, the labor organization may strike, and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.
The FAA regulations require pilots to have an Air Transport Pilot (“ATP”) license with specific ratings for aircraft to be flown and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Maintenance technicians, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random, and post-accident drug testing.
The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of Republic’s competitors, Republic has faced considerable turnover of its employees. Regional pilots, flight attendants, and maintenance technicians often leave to work for larger airlines, which generally offer higher salaries and more comprehensive benefit programs than regional airlines are financially able to offer. Republic’s turnover is expected to increase when hiring expands at major carriers, cargo carriers, or low-cost carriers.
Attracting, Developing, and Retaining Talent
Recruitment Strategies
Republic strives to be the employer of choice for aviation professionals pursuing a career in the regional airline industry, and Republic continually advances its recruiting strategies to attract quality aviation professionals. Republic adapts its recruitment efforts based on the supply of eligible aviation professionals and Republic’s outlook for anticipated future flight demand. Republic’s recruiting focus generally targets key aviation technical roles, particularly pilots and maintenance technicians. Republic seeks qualified individuals throughout all positions on both internal and external career websites, supporting professional development leads, and investment in targeted advertising, social media outreach, employee referrals, and relationships with community-based organizations and educational institutions.
School Partnerships and Development
Republic prioritizes workforce development investments and maintains relationships with numerous flight schools and educational institutions across the country that are focused on developing the next generation of aviation professionals. Republic focuses recruitment efforts on pilots and maintenance technicians that have completed required coursework from an accredited flight or maintenance school, respectively, and have obtained other applicable certifications. Republic has established additional robust programs to enhance Republic’s recruiting efforts toward individuals who are new industry entrants or are in the process of completing their training, including the following programs:
•Republic owns one of the only proprietary flight schools in the regional airline industry, LIFT Academy. Republic’s mission is to attract a new generation of aviation professionals to flight and maintenance careers by providing superior aviation training, while addressing the economic and structural barriers to entry to the aviation industry. The program is structured so that LIFT Academy graduates will have a defined career pathway to become a pilot or aviation maintenance technician with Republic. In addition, Republic has secured a partnership with Cape Air to create a flow program of talented aviators from LIFT Academy to Cape Air to supplement their workforce in exchange for flight hours and valuable experience. In addition, our Bridge Air program allows for economically advantageous flight hour time building. These programs create a stronger pathway for both airlines and breaks down even more barriers for future aviation professionals. In return for the high-quality training Republic will provide, LIFT graduates contractually commit to working at Republic for at least five years or at least two years as a Captain upon graduation. LIFT Academy has the potential to train over 500 students each year.
•Republic works with more than 20 flight training programs across the country for recruitment and has established more than 25 meaningful partnerships with colleges and flight schools for hiring pathways. The purpose of these partnerships is to increase Republic’s access to qualified applicants for employment and to increase employment opportunities for students who attend these programs. These partnerships will have access to the preferential interview process for the respective schools’ students and marketing rights for both the flight school/university and Republic. The Partner Airlines are also invited to attend its annual faculty/staff roundtable, allowing for industry and academia to partner and remain apprised of the continuous changes in commercial aviation.
•The Pilot Ambassador Program is currently staffed by approximately 75 flight students and instructors, representing flight and educational institutions throughout the country. Selected students partner with Republic to serve as brand ambassadors on their respective campuses and are consistent and on-site resources for their peers who are interested in employment with us. Ambassadors play a key role in the pipeline of Republic’s RJET Cadet Program. Each Ambassador has a conditional employment offer and will join Republic as a First Officer upon completion of their flight training requirements.
•The RJET Cadet Program is a pathway from classroom to flight deck for all flight school students. Students currently attending a flight school can interview with Republic for a conditional employment offer for a pilot position following the completion of their instrument certification. Republic has over 1,000 students enrolled in the Cadet program. Each student holds a conditional offer of employment to join Republic as a pilot upon completion of their flight training requirements.
•The AMT Apprenticeship Program provides a career path for individuals seeking employment as licensed AMTs with us. In this DOL certified program, participants “earn while they learn,” and are compensated while they complete on-the-job training alongside licensed professionals over the course of 30 months. Upon completion of their training and successful A&P examinations, AMT apprentices have a direct pathway to a career at Republic. Republic offers a similar program through LIFT Academy with training alongside LIFT licensed maintenance professionals.
On-going Training and Retention
Republic invests in retaining its professionals by providing a range of talent development opportunities, including mandatory compliance training, new hire training, and general professional development, as well as engaging in the training of leaders through leadership development courses. Republic’s training programs include full-motion flight simulators for pilots, cabin trainers for flight attendants, and on-the-job training for Republic’s maintenance technicians. In 2023, Republic completed a state-of-the-art aviation campus that houses simulators, cabin trainers, and classrooms to train its pilots, flight attendants, maintenance technicians, dispatchers, and other employees. Republic also reinforces its guiding principles, as well as through Republic’s employee appreciation and recognition programs. These programs are intentionally built upon Republic’s guiding principles: to be good stewards of Republic’s resources, to encourage a culture of fun and action, to strive for excellence in everything Republic does, and to trust, respect, and care for one another.
Total Rewards
Republic operates in a customer-focused, team-based environment and provides opportunities for dedicated individuals to develop their careers, while receiving competitive compensation, benefits, and rewards. Republic’s employees receive several compensation benefits, including but not limited to:
•Competitive wages and incentives based on Republic’s operating and financial performance goals.
•Multiple insurance options, including health care and life insurance.

•Access to retirement savings plans with matching contributions.
•Employee assistance programs, which include confidential counseling services.
•A variety of resources that allow for scheduling flexibility with paid time off from work.
•Space-available travel privilege program for employees and eligible family members through the Partner Airlines.
•Access to financial wellness programs, continuing education partnerships, and other work-life effectiveness programs.
Employee Reporting
Republic’s Code of Conduct contains general guidelines for conducting business in an ethical manner. Republic is committed to a working environment that is safe and supports open and honest communication. Republic has established a reporting system for any employee to report a violation of Republic’s policy, including harassment, discrimination, drug and alcohol use, fraudulent financial practices, or a breach involving safety or security. A general grievance may also be filed even if an employee has already utilized their chain of command or chooses to remain anonymous. Reports can be filed using a toll-free hotline that is published internally.
Maintenance of Aircraft and Training
Using a combination of FAA certified maintenance vendors and Republic’s own employees and facilities, Republic maintains its aircraft on a scheduled and “as-needed” basis. Republic emphasizes preventive maintenance and inspects its aircraft engines and airframes, as required by FAA regulation to enhance reliability and avoid excess costs from the avoidance of irregular operation events.
Under Republic’s maintenance agreements, Republic is charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in service each month. Rates are subject to annual revisions, generally based on certain inflation indices published by the DOL Bureau of Labor Statistics. Republic believes its ongoing maintenance program reduces the likelihood of unexpected maintenance expense levels for its engines, avionics, wheels and brakes, and other spare parts. Certain of these agreements contain minimum guarantee amounts, penalty provisions for the early removal of aircraft, and termination for activity levels below the minimums.
Republic performs overnight maintenance at its facilities in Columbus, OH; El Paso, TX; Indianapolis, IN; Louisville, KY; Pittsburgh, PA; Houston, TX; and Dulles, VA. Republic also performs routine maintenance services from select line maintenance locations. Republic’s heavy maintenance is performed by its vendors in Windsor, Ontario, Canada; Oklahoma City, OK; and Nashville, TN.
All maintenance technicians and avionics specialists employed by Republic have appropriate training and experience and hold required licenses issued by the FAA. Republic provides periodic in-house and outside training for its maintenance and flight personnel and also takes advantage of manufacturers’ training programs that are offered when Republic acquires new aircraft.
Republic Airways owns one full-motion flight simulator, and leases seven simulators that are all housed in its state-of-the-art aviation campus in Carmel, Indiana. Mesa also has an agreement to obtain additional simulator time for up to two additional simulators located in Arizona. Republic believes its lease arrangements will be able to provide adequate and cost-effective flight simulator training for its pilots.
Safety and Security
Republic is dedicated to ensuring the safety and security of Republic’s customers and associates. Republic has taken numerous measures, both voluntarily and as required by regulatory authorities, to increase the safety and security of Republic’s operations. Republic is committed to complying with future safety and security requirements.

Republic expects its employees to think, plan, communicate, and act appropriately to prevent injury, illness, or harm to themselves, fellow associates, passengers, and its aircraft.
Republic’s ongoing focus on safety relies on training its employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of Republic’s operation including: dispatch, flight operations, in-flight, and maintenance.
The Transportation Security Administration (“TSA”) and the U.S. Customs and Border Protection (“U.S. CBP”), each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration, and similar requirements of equivalent foreign governmental agencies. Republic currently complies, in all material respects, with all directives issued by such agencies. Republic maintains active, open lines of communication with the TSA at all of its locations to ensure proper standards for security of its personnel, equipment, and facilities are exercised throughout the operation.
Competition and Economic Conditions
The airline industry is highly competitive. We compete primarily with independent and wholly-owned U.S. regional airlines that currently hold or compete for CPAs with major airlines. Republic’s competition includes nearly every other domestic regional airline, including Endeavor (wholly-owned by Delta Air Lines); Envoy, PSA, and Piedmont (each, wholly-owned by the parent company of American Airlines); and SkyWest Airlines, Inc. Certain information regarding Republic and Republic’s primary competitors, published by the RAA, is listed below:

Regional Airline(1)	2024 Enplanned Passengers	Ownership	Estimated Large Regional Aircraft in Service (greater than 50 seats) as of June 2025	Estimated Small Regional Aircraft in Service (50 seats or fewer) as of June 2025
SkyWest	42,216,983	Publicly Traded	411	77
Republic	19,300,860	Publicly Traded	214	—
Envoy	18,087,511	Wholly-owned subsidiary of American Airlines	168	—
PSA	13,752,479	Wholly-owned subsidiary of American Airlines	140	—
Endeavor	13,037,113	Wholly-owned subsidiary of Delta Air Lines	140	—
Horizon	5,404,967	Wholly-owned subsidiary of Alaska Airlines	45	—
(1)Certain smaller independent regional airlines with code-share relationships or CPAs with major airlines have been excluded due to size.
Major airlines typically offer CPAs to regional airlines on the basis of the following criteria: (i) availability of labor resources; (ii) proposed contract economic terms; (iii) reliable and on-time flight operations; (iv) corporate financial resources, including ability to procure and finance aircraft; and (v) customer service levels. Additionally, each major airline may be limited in the number and type of regional jet aircraft it may use in its network due to agreements major airlines have with their own labor groups, commonly referred to in the industry as “scope limitations.” Given the Partner Airlines’ scope limitations, Republic currently does not operate regional jet aircraft configured with more than 76 seats.
Certain of Republic’s competitors are larger and have significantly greater financial and other resources than Republic. Moreover, economic downturns combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major airlines and regional carriers in recent years. The effect of economic downturns is somewhat mitigated by Republic’s reliance on Republic’s CPAs with revenue-guarantee provisions, but the renewal and continued profitability of these partnerships with the Partner Airlines is not guaranteed. If, however, any of the Partner Airlines experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future CPAs, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions or air traffic controller staffing can impact Republic’s ability to complete scheduled flights and can have a negative impact on Republic’s operations and financial condition. Also, major airline scope limitations may restrict growth opportunities for regional carriers.
Government Regulation
Aviation Regulation
The airline industry is heavily regulated, especially by the Federal government. Two of the primary regulatory authorities overseeing civil air transportation in the United States are the Department of Transportation (“DOT”), and the FAA, an organization within the DOT. The DOT and FAA have regulatory authority over air transportation to, from, and within the United States. The DOT has authority to issue certificates of public convenience and necessity, exemptions, and other economic authority required for airlines to provide interstate and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved.
A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government. The U.S. government has negotiated “open skies” agreements with many countries, which generally allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Changes in the aviation policies of the United States or any foreign country that Republic serves, changes with respect to air transportation agreements, or changes in the relationship between the U.S. and a foreign country that Republic serves could result in the alteration or termination of the corresponding air transport agreement, diminish the value of Republic’s international route authorities, or otherwise affect Republic’s operations to or from these countries.
The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space; the qualifications of flight personnel; flight training practices; pilot flight, duty, and rest requirements; compliance with FAA airline operating certificate requirements; aircraft certification, registration, inspection, and maintenance requirements; and other matters affecting air safety and operations. The FAA requires commercial airlines like Republic to obtain and hold an FAA Air Carrier Certificate. In addition, the FAA requires, among other things: operating, airworthiness, and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs.
Generally, governmental agencies, such as the DOT and FAA, enforce their regulations through, among other mechanisms, routine audits, investigations, and proceedings, which can result in civil or criminal penalties and/or suspension or revocation of operating authority.
Republic believes that it is operating in compliance with DOT and FAA regulations, in all material respects, and holds all necessary operating and airworthiness certificates and licenses. Republic incurs substantial costs in maintaining its current certifications and otherwise complying with the laws, rules, and regulations to which Republic is subject. Republic’s flight operations, maintenance, inspection, record keeping, and training programs are conducted under FAA approved procedures.
The airline industry is subject to legislative actions that may have an impact on operations and costs. In 2024, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to enhancing aviation safety, improving and modernizing air traffic control, and strengthening the aviation workforce. Implementation of some items continues into the new Administration, and depending on how they are implemented, could impact Republic’s operations and costs. Additionally, the U.S. Congress may consider legislation related to environmental issues or increases to the U.S. federal corporate income tax rate, which could impact the airline industry.

Consumer Protection Regulation
The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition by air carriers and ticket agents, airline advertising, denied boarding compensation, ticket refunds, baggage liability, lengthy tarmac delays, contracts of carriage, consumer notices and disclosures, customer service commitments, customer complaints, and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, and it may adopt new consumer protection regulations in the future, which could impose additional requirements. The DOT also has authority to review certain joint venture agreements, marketing agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline), and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters.
Foreign Ownership
Under Federal law and DOT policy, Republic must be owned and controlled by U.S. citizens. The restrictions imposed by Federal law and DOT policy require that Republic’s most senior officer and at least two-thirds of Republic’s Board of Directors and other managing officers be U.S. citizens; that at least 75% of Republic’s voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens; and that Republic be under the actual control of U.S. citizens. In addition, at least 51% of Republic’s total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of Republic’s stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the United States which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country.
Airport Access
Flights at three major domestic airports (Ronald Reagan Washington National Airport (DCA) in Washington, D.C. and New York’s LaGuardia Airport (LGA) and John F. Kennedy International Airport (JFK)) are federally regulated by the DOT and FAA through allocations of landing and take-off authority (i.e. slots, slot exemptions, and operating authorizations (collectively, “Slots”)) or similar regulatory mechanisms, which limit departures and landings at those airports. Each Slot represents the authorization to land at or depart from the particular airport on a particular day during a specified time period.
Republic’s operations at these airports require the allocation of Slots. Republic or the Partner Airlines currently have sufficient Slots to operate Republic’s existing flights, but there is no assurance that Republic will be able to do so in the future because, among other reasons, such Slot allocations are subject to changes in government regulations and policies. Republic has one Slot exemption at DCA which is subject to an expiration date, for which Republic will attempt to seek extension. There is no assurance that the Slot exemption will be extended. Republic’s ability to retain Slots is subject to “use-or-lose” provisions of the governing FAA regulations or orders, and Republic’s ability to expand service at Slot-controlled airports similarly is limited. The DOT and FAA also regulate Slot transactions between airlines. The FAA can grant, and has granted, waivers meeting certain criteria for limited periods that, subject to certain conditions, allow carriers, including us, to maintain existing Slots at Slot-controlled airports while not complying with the use-or-lose provisions of the governing FAA regulations or orders, but future waivers are not assured.
Environmental Regulation
Federal law generally recognizes the proprietary rights of airport operators to implement local noise abatement programs, so long as such programs satisfy various criteria including that they do not interfere unreasonably with interstate or foreign commerce or the national aviation system. Federal law set forth in the Airport Noise and Capacity Act, 49 U.S.C. § 47521, et seq. (“ANCA”) generally limits local laws impacting air space use and management, air traffic control, safety, and the regulation of aircraft noise at its source. The ANCA generally requires FAA approval of local noise restrictions on commercial aircraft. However, certain airports have imposed curfews and noise restrictions that have been grandfathered under ANCA. In some instances, these restrictions have caused airlines to curtail service or have increased airline operating costs. Such restrictions could limit Republic’s ability to commence or expand its operations at affected airports. While Republic has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, Republic’s operations could be adversely affected if locally imposed regulations become more restrictive or widespread.
Republic is subject to various Federal, state, and local laws, and regulations related to the protection of the environment and affecting matters such as aircraft engine emissions and the discharge or disposal of materials and chemicals. The Environmental Protection Agency (“EPA”) regulates aircraft emissions, including air carrier operations, which affect the quality of air in the United States. Republic believes the aircraft in its fleet meet all emission standards issued by the EPA. Republic may become subject to additional taxes or regulations related to greenhouse gas emissions, including reporting requirements, emissions limitations and/or requirements to obtain permits for greenhouse gas emissions.
In addition to other potential regulations, certain U.S. airport authorities are exploring ways to limit de-icing fluid discharges to groundwater, which can result in additional costs to and restrictions on airlines required to participate in the construction of new or modified airports. Additionally, air quality initiatives at the state and local level (including state implementation plans for achieving national ozone standards) could, in the future, result in curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or state governments either have or are seeking to establish environmental fees and other requirements applicable to carbon emissions, local air quality pollutants, and/or noise.
Security Regulation
The TSA and the U.S. CBP are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration, and similar requirements of equivalent foreign governmental agencies.
Other Regulations
Republic is subject to various other Federal, state, local, and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. Labor relations in the airline industry are generally governed by the RLA. The privacy and security of passenger and employee data is regulated by various U.S. and foreign laws and regulations.
The U.S. government and foreign governments may consider and adopt new laws, regulations, interpretations, and policies regarding a wide variety of matters that could directly or indirectly affect Republic’s results of operations and the price of our common stock. Republic cannot predict what laws, regulations, interpretations, and policies might be considered in the future, nor can Republic judge what impact, if any, the implementation of any of these proposals or changes might have on Republic’s business.
Aircraft Fuel
Republic’s CPAs provide that the Partner Airlines source, procure, and directly pay third party vendors for substantially all fuel used in carrying out passenger service under those agreements. Accordingly, Republic does not recognize fuel expenses or revenues for fuel reimbursement for flying under Republic’s CPAs, and Republic faces very limited exposure to fuel price fluctuations, as these charges are characterized as Partner direct charges.
Insurance
Republic maintains insurance policies that it believes are customary in the industry and in amounts it believes are adequate to protect against material loss and as required by the DOT, lessors, financing parties, and the Partner Airlines under the terms of Republic’s CPAs. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to Republic’s flight equipment, and workers’ compensation insurance. Republic is not insured against cyber risk liability and business interruption. There is no assurance, however, that the amount of insurance Republic carries will be sufficient to protect Republic from material loss. Each of Republic’s CPAs requires Republic to maintain specified types and amounts of insurance.
Community Partnerships
As an Indianapolis-based company with employees who live across the United States, it is an important part of Republic’s culture to support the communities in which Republic works and lives. Republic has several key community partnership initiatives, some of which are:
•Republic Plane Pull: an annual event where teams from areas throughout the Indianapolis and surrounding communities and aviation industry pull one of Republic’s E170/175 aircraft to raise money for several local charities.
•Samaritan’s Feet: a partnership to provide shoes to underprivileged children across the world and engage in Republic’s local communities in Indianapolis and other cities where Republic has significant operations to provide shoes for children in grade schools as well as shelters.
•Food for the Poor: a global partnership that Republic supports financially as well as with mission trips with Republic’s associates to underdeveloped countries to build communities and provide tools and resources to improve access to basic necessities.
•Habitat for Humanity: to support the global need for decent and affordable housing, Republic sponsors the construction of a home with Habitat for Humanity in the hangar each year. The work and partnerships open doors to new possibilities and new realities for community members.
•Wreaths Across America: as a highlight to Republic’s mission to support the military and Remember, Honor, and Teach, each December on National Wreaths Across America Day, Republic’s associates coordinate wreath-laying ceremonies at Arlington National Cemetery and more than 3,700 additional locations in all 50 U.S. states, at sea and abroad.
•Junior Achievement: an extension of Republic’s commitment to workforce development in which Republic provides support and funds to educate children on financial literacy, leadership, and career readiness while also exposing them to opportunities within the aviation industry. Republic also provides various other volunteering opportunities for its employees.
Seasonality
Republic’s results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. A significant portion of Republic’s CPAs are based on completing flights as scheduled and Republic typically has more scheduled flights during the summer months. Republic generally experiences a significantly higher number of weather cancellations during the winter and active thunderstorm summer months, which negatively impacts Republic’s revenues during these times of year.
Legal Proceedings
Republic is involved in various legal actions in the ordinary course of business. Contingent losses expected to arise because of pending legal matters, which could include expected future settlements, judgments, and legal fees, are recorded when probable and estimable. Republic’s management believes the ultimate outcome of any pending legal matters will not have a material adverse effect on Republic’s consolidated financial statements as a whole.
Additional Information
Republic is incorporated under the laws of the State of Delaware. Republic’s principal executive offices are located at 2 Brickyard Lane, Carmel, Indiana 46032, and Republic’s primary telephone number is (317) 484-6000.

Republic’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on Republic’s website at investor.rjet.com, as soon as reasonably practicable after Republic electronically files such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Republic uses its investor relations website as a means of disclosing material non-public information and for complying with Republic’s disclosure obligations under Regulation Fair Disclosure. Investors should monitor Republic’s website, in addition to following Republic’s press releases, SEC filings and public conference calls and webcasts. Information relating to Republic’s corporate governance is also included on Republic’s investor relations website. The information in or accessible through the SEC and Republic’s website are not incorporated into, and are not considered part of, this filing. Further, Republic’s references to the URLs for these websites are intended to be inactive textual references only. In addition, Republic provides electronic or paper copies of its SEC filings free of charge upon request.

ITEM 1A. RISK FACTORS
In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.
Risks Related to Disruption of our Operations
Various negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.
Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:
• actual or potential changes in international, national, regional and local economic, business and financial     conditions, including recession, inflation, higher interest rates, higher taxes and/or tariffs, public health emergencies, including pandemics, international hostilities (including the ongoing conflicts in the Middle East and between Russia and Ukraine), terrorist attacks or political instability;
• impact on workforce availability and economic uncertainty;
• future public health threats, outbreaks of diseases or other illnesses could negatively affect travel behavior and the industry;
• changes in consumer preferences, perceptions, spending patterns or demographic trends;
• changes in the competitive environment due to industry consolidation, new airlines entering the market, our major Partner Airlines operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
• actual or potential disruptions to U.S. air traffic control systems, caused by a government funding shutdown or otherwise;
• interference on aviation equipment from the deployment of 5G wireless telecommunications systems, or other factors disrupting communications;
• price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major Partner Airlines under our CPAs and may negatively impact the profitability of our agreements;
• disruptions in the credit markets, which may impact availability of price competitive financing;
• weather and natural disasters.
The effect of any, or some combination, of the foregoing economic and industry conditions on our operations or financial condition is virtually impossible to forecast; however, the occurrence of any or all of such conditions in a significant manner could materially and adversely affect our operations and financial condition and could cause our major Partner Airlines to reduce the utilization levels of our aircraft under our code-share agreements.
We may experience disruption in service due to delays from key third-party service providers.
We rely on third-party vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, telecommunication systems, and information technology infrastructure, as well as services and functions provided by our Partner Airlines such as ground handling, fueling, computer reservation system hosting, telecommunication systems, and information technology infrastructure and services.
Even though we strive to formalize agreements with these vendors that define expected service levels, our use of third-party vendors increases our exposure to several risks. In the event that one or more vendors goes into bankruptcy, ceases operation, or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues, or negative public perception. Vendor bankruptcies, unionization, regulatory compliance issues, or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.
We currently depend on Embraer, General Electric (“GE”) Aviation, and other original equipment manufacturers (“OEMs”) to support our fleet of aircraft.
We currently rely on Embraer as the primary manufacturer of all of our regional jets and GE Aviation and its affiliates as the primary manufacturer for our supporting engines. Our risks in relying on a limited number of aircraft and engine manufacturers include:
•the failure or inability of Embraer, GE Aviation, or an OEM to provide sufficient parts or related support services on a timely basis;
•the interruption of scheduled passenger service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;
•the issuance of DOT or FAA directives restricting or prohibiting the use of Embraer aircraft or GE Aviation engines or requiring time-consuming inspections and maintenance;
•the enactment of tariffs that will increase cost and/or delay parts at the border causing prolonged time of repair; and
•the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.
Our operations could be materially and adversely affected by the failure or inability of Embraer, GE Aviation, or an OEM to provide sufficient parts or related maintenance and support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines.
In addition, our Partner Airlines include both Embraer aircraft and aircraft manufactured by other OEMs as part of their networks. If we continue to operate a single manufactured fleet, we may not be able to compete for and win new regional flying opportunities, and our growth could be limited. Therefore, our growth plan may require us to expand our operations to flying regional jets manufactured by other OEMs. In such event, the introduction of additional aircraft types will require us to develop and implement specific operational proficiencies, including pilots, flight attendants, and maintenance technicians. Doing so may erode our operational efficiencies gained from flying a single aircraft type and could cause margin degradation.
We are at risk of losses stemming from an accident or incident involving any of our regional or general aviation aircraft or personnel.
It is possible that one or more of our commercial passenger aircraft or general aviation aircraft may be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees, destroying our aircraft, and the property of third parties.
In addition, an accident involving one of our aircraft could expose us to significant tort liabilities. Such liabilities could include liability arising from the claims of those on board, including passengers or their estates seeking to recover damages for death or injury. There can be no assurance that the insurance we carry to cover such damages will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft type that we operate could create a public perception that our aircraft are not safe. Such an accident could materially and adversely affect our financial condition, results of operations, and the price of our common stock.
We are also at risk of adverse publicity stemming from any incident involving us, which could expose us or our Partner Airlines to reputational harm and potential legal liability. Our involvement in any such incident could negatively impact our relationship with our Partner Airlines or affect our Partner Airlines’ respective brands, and as a result, adversely impact our business, results of operations, financial condition, and the price of our common stock.
Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions, security closures, or for any other reason, could have an adverse impact on our operations.

We currently operate primarily through hubs supporting our Partner Airlines’ respective route network across the Northeast, Midwest, and South regions of the United States. A significant portion of our flights either originate from or fly into one of these hubs. These regions tend to experience higher than average adverse weather events, air traffic control disruptions, and the airports within these regions tend to experience significant congestion relative to many other U.S. airports, each of which creates significant challenges to completing flights on time. Our revenues depend primarily on our completion of flights and, secondarily, on service factors such as timeliness of departures and arrivals. Certain revenues are also impacted by non-controllable conditions such as weather. Any interruptions or disruptions could, therefore, adversely affect us. Extreme weather such as blizzards, hurricanes or tornados can cause flight disruptions, and during periods of storms or adverse weather, our flights may be cancelled or significantly delayed. An interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, air traffic control disruptions, airport construction, security closures, or otherwise, could result in the cancellation or delay of a portion of our flights and, as a result, could have adverse impact on our operations and financial performance.
Risks Related to the Merger and Integration with Mesa Air Group, Inc.
We may be unable to integrate Mesa’s business with ours successfully and realize any anticipated benefits of the Merger, which could negatively impact our stock price and our future business and financial results.
We must devote significant management attention and resources to integrating the business practices and operations of Mesa Airlines. Potential difficulties we may encounter as part of the integration process include the following:
•integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets of the two companies in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
•diversion of the attention of our management and other key employees;
•integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running a safe, clean, and reliable flying experience;
•disruption of, or the loss of momentum in, our ongoing business;
•liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including transition costs to integrate the two businesses that may exceed the costs that we currently anticipate;
•maintaining productive and effective employee relationships and achieving cost-competitive collective bargaining agreements that cover the combined union-represented work groups;
•the increased scale of our operations resulting from the Merger;
•retaining key employees of our company; and
•obligations that we will have to counterparties of Mesa that arise as a result of the change in control of Mesa.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business the size of Mesa, then we may not achieve any potential benefits of the Merger of Mesa and our revenues, expenses, operating results, and financial condition could be materially adversely affected.
We are expected to incur substantial expenses related to the Merger and the integration of Mesa Airlines’ business.
We are expected to incur substantial integration and transition expenses in connection with the Merger of Mesa Airlines related to a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the financial benefits we expect to achieve from the Merger, including the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will continue to result in us taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.
Risks Related to our Capacity Purchase Agreements with our Partner Airlines

Our business is dependent on our CPAs with our Partner Airlines.
Substantially all of our revenues depend on relationships created by our regional jet CPAs with American Airlines, Delta Air Lines, and United Airlines. For the year ended December 31, 2025, our American Airlines capacity purchase agreements (the “American Airlines CPAs”) accounted for 43% of our revenue, our Delta Air Lines capacity purchase agreements (the “Delta Air Lines CPAs”) accounted for 24% of our revenue and our United Airlines capacity purchase agreement s(the “United Airlines CPAs”) accounted for 31% of our revenue.
The American Airlines CPAs expire with respect to different tranches of aircraft between 2028 and 2033, unless otherwise extended or amended. In addition, the American Airlines CPAs are subject to early termination for cause. The Delta Air Lines CPAs expire with respect to different tranches of aircraft between 2027 and 2030, unless otherwise extended or amended. In addition, the Delta Air Lines CPAs are subject to early termination for material breach of contract and significant declines in operating performance, among other triggering events. The United Airlines CPAs expire with respect to different tranches of aircraft between 2026 and 2037, unless otherwise extended or amended. In September 2021, we entered into a new capacity purchase agreement with United Airlines. The terms extended the contract expiration from 2029 to 2037 and provided for 38 E170 aircraft to be replaced with new E175s which began in June 2022 with the remaining three new E175s to be delivered throughout the three months ending March 31, 2026. In addition, the United Airlines CPAs are subject to early termination for breach of contract.
As substantially all of our revenues are currently generated under our CPAs, adverse material modification to, or termination of, our CPAs with any of our Partner Airlines could have a material adverse effect on our financial condition and the results of our operations. None of our Partner Airlines are under any obligation to renew their respective CPAs. If any one of our Partner Airlines were to terminate or fail to renew their CPA, we would have difficulty replacing these agreements, due to the concentration of major airlines in the industry. If we were unable to replace these CPAs with alternative commitments from our Partner Airlines or with new partners, our results of operations would be significantly impacted. Operating an airline independently from our Partner Airlines would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us at that point.
Reduced utilization levels of our aircraft under CPAs with our Partner Airlines would adversely impact our revenues, earnings, and liquidity.
Our CPAs with our Partner Airlines require each of them to schedule our aircraft to a minimum level of utilization. Even though the fixed fee rates may adjust, either up or down, based on scheduled utilization levels, or require a fixed amount per day to compensate for our fixed costs, if our aircraft are utilized only at the minimum requirement (taking into account block hour and departure utilization and frequency of its scheduled flights), we will likely lose both (i) fixed-fee revenues (as a result of reduced utilization) and (ii) the opportunity to earn an additional margin and incentive compensation for such flights.
Challenges with hiring, training, and retaining pilots, flight attendants, maintenance technicians, and dispatchers may also lead to reduced utilization levels of our aircraft and possibly the incurrence of penalties under our CPAs. Additionally, our Partner Airlines may change routes and frequencies of flights without notice to us or our consent, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the fixed rates paid by our Partner Airlines.
If the financial strength of any of our Partner Airlines decreases, our financial strength, in turn, is at risk.
We are directly affected by the financial and operating strength of our Partner Airlines. In the event of a decrease in the financial or operational strength of any of our Partner Airlines, such Partner may be unable to make the payments due to us under our CPA. In addition, a Partner may reduce utilization of our aircraft to the minimum levels specified in the relevant CPAs, and it is possible that any CPAs with a Partner that files for reorganization under Chapter 11 of the U.S. Bankruptcy Code may not be assumed in bankruptcy and could be modified or terminated. Our Partner Airlines have experienced, and may experience in the future, a sudden and severe loss of passenger demand and significant financial stress as a result of unforeseen events or conditions. Any such event impacting our Partner Airlines could have an adverse effect on our operations.
Our Partner Airlines may choose to operate their own regional aircraft, thus limiting the opportunity for expansion of our relationships with them.
We depend on major airlines, such as our Partner Airlines, to contract with us instead of purchasing and operating their own aircraft; however, some major airlines own their own regional airline subsidiaries and operate their own regional aircraft instead of entering into contracts with us or other independent regional carriers. Currently, the regional airlines owned by major airlines include Endeavor Air, Inc. (“Endeavor”) (owned by Delta Air Lines), Envoy Air Inc. (“Envoy”) (subsidiary of the parent company of American Airlines), PSA Airlines, Inc. (“PSA”) (subsidiary of the parent company of American Airlines), Piedmont Airlines (“Piedmont”) (subsidiary of the parent company of American Airlines), and Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.). The major airlines possess the financial and other resources needed to acquire and operate their own regional jets, create or grow their own captive regional airlines, or acquire other regional air carriers instead of entering into contracts with us. We have no guarantee that, in the future, our Partner Airlines or any other airline will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines, as they are not prohibited from doing so under the CPAs. A decision by American Airlines, Delta Air Lines, or United Airlines to phase out our contract-based relationships as they expire and instead acquire and operate their own aircraft or enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations, and the price of our common stock. Because of the concentration of major airlines in the industry, we would have difficulty replacing lost revenues if any of our Partner Airlines were to terminate or reduce their CPAs with us.
Our Partner Airlines may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.
In general, the pilots’ unions of certain major airlines have negotiated clauses in their CBAs that restrict the number and/or size of aircraft that can be operated by the regional partners of such major airlines, referred to in the industry as “scope clauses.” These CBAs limit regional airlines to flying aircraft with a maximum take-off weight of 86,000 pounds and a maximum passenger configuration of 76 seats with certain exceptions expressly provided in certain CBAs. Except as contemplated by our existing CPAs, we cannot be sure that our Partner Airlines will contract with us to fly any additional aircraft.
We may not have additional growth opportunities or may agree to modifications to our CPAs that reduce certain benefits to us in order to obtain additional aircraft or for other reasons. Given the competitive nature of the airline industry, we believe its current environment with limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional capacity purchase operations. Even if we are offered growth opportunities by our Partner Airlines, those opportunities may involve economic terms or financing commitments that are unacceptable to us.
Additionally, our Partner Airlines may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators or transitioning those flying arrangements to their own captive regional carriers. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our Partner Airlines.
Disagreements regarding the interpretation of the CPAs with our Partner Airlines could have an adverse effect on our operating results and financial condition.
To the extent that we experience disagreements regarding the interpretation of the CPAs or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations, or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor or that we would be able to exercise sufficient leverage in any proceeding relative to our Partner Airlines to achieve a favorable outcome. An unfavorable result in any such proceeding could have adverse financial consequences and could require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.
The residual value of our owned aircraft may be less than estimated in our depreciation policies.
As of December 31, 2025, we had $2.4 billion of aircraft, engines, property, and other equipment, net of accumulated depreciation and amortization, of which most relates to aircraft and engines. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets, and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. Impairment on any of the aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results. We have recorded impairment charges in the past when aircraft values decreased faster than our depreciation policies estimated and future cash flows did not support the current net book value of the aircraft.
Risks Related to our Operating Costs and Personnel
We may experience difficulty hiring, training, and retaining qualified aviation professionals.
As is common within the regional airline industry, we have, from time to time, faced considerable turnover of our employees. Our pilots, flight attendants, maintenance technicians, and dispatchers sometimes leave to work for major airline, low cost, and cargo carriers, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.
The airline industry has experienced a significant shortage of qualified personnel, specifically pilots, as a result of decreased interest in the profession, new and more stringent government regulations, and an aging pilot population. These factors have created a greater industry-wide demand for pilots, including at major airlines, low cost, and cargo carriers, which frequently recruit from regional airlines and offer higher salaries and more extensive benefit programs than regional carriers have historically offered. This, in turn, has increased difficulty for regional airlines to retain sufficient pilot staffing levels.
In 2013, the congressionally mandated pilot experience qualifications contained in the Airline Safety and Federal Aviation Administration Extension Act of 2010 became effective (“FAA Qualification Standards”). As a result of this legislation, the age and training requirements for our First Officer pilots generally increased to 23 years and 1,500 hours of flight time, respectively, and First Officer pilots are required to hold an Air Transport Pilot (“ATP”) Certificate. Previously, First Officers were required to have only a commercial pilot certificate, which required 250 hours of flight time and no ATP certification requirement. Military pilots are subject to somewhat lower requirements, but there is a limited number of military-trained pilots available to enter the workforce. In addition, the FAA implemented a regulation beginning in 2014 that increased the flight crew duty, flight, and rest requirements for pilots. This update changed the length of time a pilot may be on duty and how much she or he may fly in a day, month, and year. These limitations, together with the more restrictive certification and qualification requirements, have resulted in a scarcity of qualified new entrants and have contributed to a severe nationwide pilot shortage from time to time.
The industry-wide pilot shortage is also caused by the aging population of experienced pilots approaching the mandatory retirement age of 65. As a result, the global demand for pilots is expected to increase over the next decade. The shift in demographics is concentrated at major airline, low cost, and cargo carriers, giving rise to increased attrition at regional air carriers to replace those pilots. There can be no assurance that we will be able to attract and retain sufficient qualified pilots and our operations and financial condition may be negatively impacted if we are unable to hire and train pilots in a timely manner.
In 2022 and 2023, we experienced significant levels of pilot attrition, particularly attrition of Captains and experienced First Officers, as a result of industry-wide hiring following the COVID-19 pandemic. The corresponding shortages of Captains caused a sequential reduction in our annual block hours in 2022, 2023, and the first half of 2024. Although Captain attrition levels eased in 2024, future elevated pilot attrition levels could constrain our flight schedules. Operating at reduced flying schedules results in operating inefficiencies which negatively impacts our financial results.
Additionally, there can be no assurance that labor shortages may not affect other staffing needs, including those related to flight attendants, dispatchers, and maintenance technicians. If we are unsuccessful in sufficiently staffing these positions, our operations and financial condition may be negatively impacted if hiring and training of flight attendants, dispatchers, and maintenance technicians is not done in a timely manner.
Furthermore, any labor disruption or labor strikes by our employees or those of our Partner Airlines would adversely affect our ability to conduct our business. Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, CBAs generally contain amendable dates rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and often lengthy series of bargaining process overseen by the NMB. This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lock-outs and strikes. Any strike, labor dispute, or increased unionization among our employees could disrupt our operations, reduce profitability, or interfere with the ability of our management to focus on business strategies.
Increases in our labor costs, which constitute a substantial portion of our total operating costs, will directly impact our earnings and ability to compete for new fixed-fee business.
Wages and benefits constituted 51% of our total operating costs for the year ended December 31, 2025, and we have experienced pressure to increase wages and benefits for our employees. Under our CPAs, our reimbursement rates for certain operating costs contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index. We are entirely responsible for our labor costs, and we are not entitled to receive increased payments for our flights from our Partner Airlines if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material adverse effect to our results of operations, cash flows, and the price of our common stock.
Due to our business strategy to position the airline for future capacity growth, we have from time to time reached a pilot staffing level that exceeds the pilot base necessary to operate our current contractual obligations. These staffing levels are necessary to position our airline to accept new business, acquire additional aircraft, and expand our fleet. During periods in advance of growth, or in the event that we are unable to achieve fleet expansion and capacity growth, the cost to carry excess pilots could result in a material adverse effect to our results of operations, cash flows, and the price of our common stock.
In response to past significant increases in attrition and wage escalation in selected work groups, we have increased wages and provided signing bonuses to attract new employees in order to be competitive in the marketplace. If our annual revenue rate increases are less than our actual cost escalations, our financial results will be negatively impacted.
Our maintenance expenses will increase as our fleet ages and may be higher than we anticipate.
We bear substantial costs for routine and major maintenance events. Maintenance expenses comprise a significant portion of our operating expenses. The average age of our aircraft is approximately 13.0 years old. As a result, our newer aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because some of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase as these warranties expire and our fleet ages. For example, our recent engine expenses for our aircraft do not reflect the full mature cost of maintaining the aircraft, as they do not include all of our expenses for future engine life limited parts replacement (“LLP”) restoration as these parts are only replaced approximately every ten to twelve years. As we incur expenses to replace these LLPs, only a portion of the expense may be passed through to our Partner Airlines, thus our future results of operations and liquidity will be materially impacted. If our annual revenue rate increases are less than our actual cost escalations, our financial results will be negatively impacted.
In addition, we are periodically required to take aircraft out of service for heavy maintenance checks, which can increase costs and reduce revenue. We also may be required to comply with regulations and airworthiness directives the FAA issues, the cost of which our aircraft lessors may only partially assume depending upon the magnitude of the expense. Although we believe that our owned and leased aircraft are currently in compliance with all effective FAA airworthiness directives, our aircraft could fall out of compliance, or additional airworthiness directives may be required in the future, necessitating additional expenditures.
We have a significant amount of debt and other contractual obligations that could impair our liquidity and thereby harm our business, results of operations, financial condition, and the price of our common stock.
The airline business is capital intensive, and as a result, we are highly leveraged. As of December 31, 2025, we had approximately $1.1 billion in total debt and finance leases. Substantially all of our debt was incurred in connection with the acquisition of aircraft and spare aircraft engines. This substantial indebtedness could:
•require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities;
•make it difficult for us to satisfy our debt service payments and other obligations;
•limit our ability to borrow additional funds for working capital, capital expenditures, or other purposes, if needed, and increase the cost of any of these borrowings; and/or
•reduce our flexibility in planning for or responding to changing business and economic conditions.

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our existing debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on, among other things, our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates or otherwise on more onerous terms. Moreover, in the event of a default, the holders of our indebtedness, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, if any.
We also have significant long-term debt obligations primarily relating to our aircraft fleet. As of December 31, 2025, our minimum required debt service payments for the next 12 months totals $257.0 million and our finance lease payments total approximately $9.5 million. We have significant operating lease obligations with respect to our flight simulators and facility leases, which aggregated to approximately $140.4 million as of December 31, 2025 through the remaining minimum lease terms.
If our liquidity is materially diminished, we might not be able to timely pay our lease payments and debts or comply with material provisions of our contractual obligations.
Our business could be harmed if we are unable to attract, develop, and retain the services of our key personnel.
Our business depends upon the efforts of our key management and operating personnel. If we experience a substantial turnover in our leadership and other key employees and are not able to replace these persons with individuals with comparable skills, our performance could be materially adversely impacted. In addition, competition for skilled personnel has intensified and may continue to intensify if overall industry capacity continues to increase and/or we were to incur attrition at levels higher than we have historically.
We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Risks Related to Regulation and Litigation
We may become involved in litigation that may have a material and adverse effect on our business and financial condition.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that it has meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure that the results of any of these actions will not have a material adverse effect on our business, results of operations, financial condition, and the price of our common stock.
Regulatory changes or tariffs could negatively impact our business and financial condition.
We rely on a limited number of aircraft types, including E170s and E175s, and we import a substantial portion of the equipment we need. The issuance of FAA or manufacturer directives restricting or prohibiting the use of the aircraft types we operate could negatively impact our business and financial results. Additionally, potential regulatory changes or action by the U.S. government or U.S. regulatory agencies, including the imposition of new tariffs, increase in existing tariffs, or changes in international trade treaties, could negatively impact the cost and availability of parts and aircraft. Our business may be subject to additional costs as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.
The United States has recently enacted and proposed to enact significant new tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of new Embraer aircraft imported from Brazil, aircraft parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn would negatively impact us.
We are subject to various environmental and noise laws and regulations, which could negatively impact our business and financial condition.
We are subject to increasingly stringent Federal, state, local, and foreign laws, regulations, and ordinances relating to noise and the protection of the environment, including those relating to emissions to the air, discharges (including storm water discharges) to surface and subsurface waters, safe drinking water, and the use, management, disposal, and release of and exposure to, hazardous substances, oils, and waste materials.
We are or may become subject to new or proposed laws and regulations that may have a direct effect (or indirect effect through our third-party specialists or airport facilities at which we operate) on our operations. In addition to other potential new regulations, U.S. airport authorities are exploring ways to limit de-icing fluid discharges to groundwater, which can result in additional costs to and restrictions on airlines required to participate in the construction of new or modified airport de-icing facilities. Additionally, air quality initiatives at the state and local level (including state implementation plans for achieving national ozone standards) could, in the future, result in curtailments in services, increased operating costs, limits on expansion, or further emission reduction requirements. Certain airports and/or state governments either have or are seeking to establish environmental fees and other requirements applicable to carbon/greenhouse gas emissions, local air quality pollutants, and/or noise. As a result, we may face increased taxes or costs related to greenhouse gas emissions, as well as other regulatory requirements.
Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint, and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste materials directly attributable to us.
We support our Partner Airlines’ goals and strategies to reduce carbon emissions on flights we operate under our code-share agreements and, as we work to support each of our Partner Airlines’ goals and strategies, initiatives to reduce emissions may not materialize and could materially and adversely affect the Company’s business plans, strategies, results of operations, and the price of our common stock.
Under our flying contracts, our Partner Airlines are responsible for fuel procurement and have significant control over our flight schedules. Accordingly, we anticipate our Partner Airlines will take responsibility for carbon emissions incurred on our contract flights. Each of our Partner Airlines may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our Partner Airlines regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, and air traffic flow routing efficiencies, among other initiatives. Each of our Partner Airlines may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our Partner Airlines will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue initiatives to reduce our carbon emissions, the cost could materially and adversely affect our business plans, results of operations, and the price of our common stock.
Risks Related to our Industry
Airlines are often affected by factors beyond their control, including economic conditions, air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports, FAA grounding of aircraft, increased security measures, new travel-related taxes and fees, adverse weather conditions and natural disasters.
Demand for air travel could weaken in an economic recession or due to other factors that are outside of our control. The airline industry is highly cyclical and the level of demand for air travel is correlated to the strength of the U.S. and global economies, including unemployment levels, consumer confidence levels and the availability of consumer and business credit. Air transportation is often a discretionary purchase that leisure travelers may limit or eliminate during difficult economic times. Short-haul travelers, in particular, have the option to replace air travel with surface travel. In addition, during periods of unfavorable economic conditions, business travelers historically have reduced the volume of their travel, either due to cost-saving initiatives, the replacement of travel with alternatives such as videoconferencing, or as a result of decreased business activity requiring travel. Furthermore, an increase in price levels generally or in price levels in a particular sector (such as current inflationary pressures related to domestic and global supply chain constraints, which have led to both overall price increases and pronounced price increases in certain sectors) could result in a shift in consumer demand away from both leisure and business travel. Any of the foregoing could have a significant negative impact on our results of operations and the price of our common stock.
Our business is also affected by other factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, government shutdowns, major construction or improvements at airports at which we operate, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters, and public health events, including the outbreak of disease (such as the COVID-19 pandemic). During periods of fog, ice, low temperatures, storms, or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in 2025, we cancelled approximately 3% of our scheduled flights due to extreme weather.
The Federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays, and such delays may impact our operations. The Federal government also controls airport security. In addition, Congress could enact legislation that could impose a wide range of consumer protection requirements, which could increase the costs of doing business. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA could result in changes to required aircraft equipment or aircraft routings and flight paths that could lead to increased flight time and potentially increased costs. In addition, Federal government shutdowns can affect the availability of federal resources necessary to provide air traffic control and airport security. Furthermore, a Federal government grounding of our aircraft type could result in flight cancellations and adversely affect our business.
Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, winter snowstorms, or earthquakes, can cause flight cancellations or significant delays, and in the past have led to Congressional demands for investigations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations, the price of our common stock, and financial condition to a greater degree. Similarly, outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, pertussis (whooping cough), and zika virus, or their respective variants, have resulted and could continue to result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations, the price of our common stock, and financial condition. Moreover, U.S. Federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown may have a negative impact on our operations.
Under our CPAs, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive variable revenues for flight completions and incentive payments for flying more than the minimum number of flights specified in our CPAs.
The airline industry is heavily regulated.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that impose significant costs. In the last several years, Congress has passed laws and the FAA, DOT, and TSA have issued regulations, orders, directives, rulings, and guidance relating to the operation, maintenance, safety, and security of airlines and to consumer protections that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, directives, rulings, and guidance. FAA requirements cover, among other things, retirement of aged aircraft, collision avoidance systems, airborne wind shear avoidance systems, noise abatement, aircraft safety measures, and increased inspection and maintenance procedures to be conducted on older aircraft.
The FAA, in its authority granted by U.S. Federal legislation, issues mandatory regulations and orders relating to, among other things, pilot and flight attendant rest rules, air traffic procedures, the grounding of aircraft, inspection of aircraft, installation of new safety-related items, and removal, replacement, or modification of aircraft parts that have failed or may fail in the future. We are dependent on the operation of the FAA even in times of government agency closures and employee furloughs affected by intermittent periods of shutdown of the U.S. government. Our inability to secure the necessary registrations, permits, and approvals from the FAA in these times could impact our ability to operate our aircraft, which could in turn, adversely impact our results of operations and the price of our common stock. Similarly, a decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our aircraft, for any reason, could negatively impact our results of operations and the price of our common stock.
In addition to state and Federal regulation, airports, and municipalities enact rules and regulations that affect our operations. The imposition of any limits on the use of our aircraft at any airport at which it operates could interfere with our obligations under our CPAs and severely interrupt our business operations.

Additional laws, regulations, taxes, and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel.
We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules, and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations, and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business.
The DOT has broad authority over airlines and their consumer and competitive practices and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice requirements, consumer complaints, customer service commitments, contracts of carriage, and the transportation of passengers with disabilities. Among these are recently issued rules on refunds on airfare, baggage fees, and ancillary services, rules on disclosure of information regarding fees for ancillary services and rules regarding accommodation of passengers with disabilities. Furthermore, in 2024, the U.S. Congress approved a five-year reauthorization for the FAA, which encompasses significant aviation tax and policy-related issues. The law includes a range of policy changes related to enhancing aviation safety, improving and modernizing air traffic control, and strengthening the aviation workforce, implementation of some items continues into the new Administration, and depending on how they are implemented, could impact our operations and costs.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential partners, which could adversely affect our operating results and financial condition.
The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential partners, which could adversely affect our operating results and financial condition. We compete with other regional airlines, some of which are owned by or operated as partners of major airlines, on various factors including, but not limited to labor resources, including pilots, flight attendants, maintenance technicians, and dispatchers; financial resources, including the ability to finance aircraft at competitive terms; geographical infrastructure; and overall customer service levels relating to on-time arrival and flight completion percentages. Our Partner Airlines rely on us to fly passengers from various locations into their hubs under our CPAs at competitive terms. Within the airline industry, we also face indirect competition from low-cost or ultra-low-cost carriers who compete with our Partner Airlines on many routes we operate, and major airlines on many of our routes, including carriers that fly point to point instead of to, or through, a hub. Additionally, future developments of electric-powered aircraft designed to operate on routes typically served by regional aircraft could impact our Partner Airlines’ strategy and result in reduction of demand or increase our capital expenditures and could have a negative impact on our business and financial condition.
In addition, some of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.
In addition to traditional competition among airlines, the industry faces competition from videoconferencing and other methods of electronic communication. New advances in technology may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.
The DOT has broad authority over airlines and their consumer and competitive practices and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice requirements, consumer complaints, customer service commitments, contracts of carriage, and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. See “The airline industry is heavily regulated.”
Furthermore, the airline industry has undergone substantial consolidation, and any additional consolidation or significant alliance activity within the airline industry could further limit the number of potential partners with whom we could enter into CPAs, which could adversely affect our operating results and financial condition.

Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.
Past terrorist attacks and their aftermath negatively impacted the airline industry in general, including our operations. If additional terrorist attacks or other acts of violence are launched against the airline industry, there will be lasting consequences of such attacks, which may include loss of life, property damage, increased security, and insurance costs, increased concerns about future terrorist attacks, increased government regulation, and airport delays due to heightened security. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.
General Risks Related to Us
We are increasingly dependent on technology, and if our technology fails, we do not adequately continue to invest in new technology or we are the subject of any cybersecurity incidents of our information technology infrastructure, our business may be adversely affected.
The performance and reliability of our technology, and the technology of our Partner Airlines, are critical to our ability to compete effectively. We have become increasingly dependent on technology to manage our flight operations, reduce costs, and compete in the current business environment, such as software programs supporting flight operations, supply chain logistics, crew scheduling, and crew communications. Technology initiatives will continue to require significant capital investments in order to deliver these expected benefits. If we are unable to make these investments, the technology fails, or the expected benefits do not materialize, our business and operations could be negatively affected.
Any internal technological error or failure or large-scale external interruption in the information systems, networks, hardware, software, and technological infrastructure we depend on, such as U.S. air traffic control systems, power, telecommunications, or the internet, may disrupt our internal network, impact our ability to conduct our business, lower the utilization of our aircraft, negatively impact our reputation, lower revenue, and/or result in increased costs. Our technological systems (including those provided by third parties) and those of our Partner Airlines, may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, hackers, and other security issues.
In addition, as a part of our ordinary business operations, we collect and store sensitive data, including the personal information of our employees. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks that may compromise the confidentiality, integrity, and availability of such systems. Unauthorized parties, including diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, may attempt to gain access to our technological systems or information through fraud or other means of deception, including through diverse attack vectors, such as social engineering/phishing, security breaches, malfeasance by insiders, human, or technological error, computer viruses, malicious destructive code, misconfigurations “bugs”, or other vulnerabilities in commercial software that is integrated into our technological systems. The methods used to obtain unauthorized access, disable, or degrade service, or sabotage systems are constantly evolving and threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to anticipate or to detect, investigate, remediate, or recover from attacks or incidents for long periods of time.
We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations, and damage to our reputation, any or all of which could adversely affect its business and financial condition.
Our ability to obtain financing or access capital markets may be limited.
There are a number of factors that may limit our ability to raise financing or access capital markets in the future, including our significant debt and future contractual obligations, our liquidity and credit status, our operating cash flows, the market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets, and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or if we are unable to source financing at all, our business could be materially and adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.
Our business strategy includes making investments that complement our existing business. These investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
Some of the businesses we may seek to invest in may be marginally profitable or unprofitable. For these businesses to achieve acceptable levels of profitability, we may need to improve their management and operations. Investments may involve significant cash expenditures, debt incurrence, operating losses, and expenses. It may be difficult for us to complete investments quickly or integrate investments efficiently into our current business operations. Any investments may ultimately harm our business or financial condition, as such investments may not be successful and may ultimately result in impairment charges.
Risks Related to Owning Our Common Stock
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including: (i) announcements concerning our Partner Airlines, competitors, the airline industry, or the economy in general; (ii) strategic actions by us, our Partner Airlines, or our competitors, such as acquisitions or restructurings; (iii) media reports and publications about the safety of our aircraft or the types of aircraft we operate; (iv) new regulatory pronouncements and changes in regulatory guidelines; (v) announcements concerning the availability of the types of aircraft we use; (vi) significant volatility in the market price and trading volume of companies in the airline industry; (vii) changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations; (viii) sales of our common stock or other actions by insiders or investors with significant shareholdings, including sales by our principal shareholders; and (ix) general market, political and other economic conditions; and (x) in response to the risk factors described in this Report.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. Broad market fluctuations may materially adversely affect the trading price of our common stock. In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and have a material adverse effect on our business, results of operations, financial condition, and the price of our common stock.
Provisions in our charter documents might deter acquisition bids for us, which could adversely affect the price of our common stock.
Our second amended and restated articles of incorporation and amended and restated bylaws contain provisions that, among other things:
•authorize our Board of Directors, without shareholder approval, to designate and fix the voting powers, designations, preferences, limitations, restrictions, and relative rights of one or more series of preferred stock so designated, or right to acquire such preferred stock;
•dilute the interest of, or impair the voting power of, holders of our common stock and could also have the effect of discouraging, delaying, or preventing a change of control;
•establish advance notice procedures that shareholders must comply with in order to nominate candidates to our Board of Directors and propose matters to be brought before an annual or special meeting of our shareholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•authorize a majority of our Board of Directors to appoint a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which may prevent shareholders from being able to fill vacancies on our Board of Directors;
•restrict the number of directors constituting our Board of Directors to within a set range, and give our Board of Directors exclusive authority to increase or decrease the number of directors within such range, which may prevent shareholders from being able to fill vacancies on our Board of Directors; and
•restrict the ability of shareholders to call special meetings of shareholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The safety and security of our customers and team members is our top priority. Republic is committed to safeguarding our information and our information systems from unauthorized access, use, disclosure, disruption, modification or destruction. Our cybersecurity program is designed to protect our information assets and the management of risks to those assets supports the confidentiality, integrity, and availability of the information necessary to our long-term business success. This includes appropriate administrative, physical, and technical safeguards to protect the assets that keep our operation running and securely store the information in our care.
Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.
Our Board and our Audit Committee receive quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding cybersecurity incidents it considers to be material or potentially material. Audit Committee members also receive presentations on cybersecurity topics from our Chief Information Officer and Chief Financial Officer, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies and update the full Board as necessary.
Our management team, including our Chief Financial Officer and Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

Cybersecurity Risk Management and Strategy
Republic employs a risk-based strategy informed by guiding principles from industry standard cybersecurity and risk management frameworks, such as those published by the National Institute of Standards and Technology (“NIST”), as well as industry guidelines and best practices. This is not intended to imply that we meet any particular technical standards, specifications, or requirements; only that we use various NIST security standards, guidelines and best practices to identify, assess, and manage cybersecurity risks relevant to our business.
As part of our risk-based strategy, Republic maintains appropriate technical and organizational measures and regularly reviews the appropriateness of those controls based on changes to the technical or regulatory environment. Republic also regularly incorporates cybersecurity awareness training into employee communications, engagement and training activities. Republic participates in various information-sharing organizations to timely share and receive threat information, thereby improving the collective defense of the aviation sector. Republic regularly seeks opportunities to improve its capabilities, including through cybersecurity trainings and skill development programs.
Republic utilizes a variety of third parties in connection with its cybersecurity risk management and also utilizes third-party cybersecurity companies to add capacity or expertise when necessary. Additionally, assessments of Republic’s cybersecurity program are periodically conducted by independent third-party assessors.
Republic is subject to cybersecurity risks related to its business partners and third-party service providers. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. A significant data breach may adversely affect Republic’s business. To manage these risks, we conduct evaluations of key suppliers based on risk and seek to incorporate appropriate security standards to manage the risk. Republic also regularly monitors the external cybersecurity posture of select third parties through various service providers.
Republic and its suppliers strive to design and implement technical and organizational controls comprehensively, consistently, and effectively as intended to protect the confidentiality, integrity or availability of systems and data. However, because Republic utilizes a risk-based strategy, based on professional judgment and analysis of the risks, it is possible that Republic may underappreciate or not recognize a specific risk. Moreover, even the best designed and implemented security controls may not eliminate the occurrence of cybersecurity incidents.
Our processes for assessing, identifying and managing material risks from cybersecurity threats is incorporated into our Enterprise Risk Management (“ERM”) framework. Our information security and ERM teams coordinate to regularly review and assess these risks using a wide range of tools and services.
Enterprise-wide training is a vital component to reducing risk and protecting customers, employees and company information. We expect all employees and third-party contractors to adhere to information security and privacy policies as they handle corporate and customer information in their daily jobs. To support this expectation, we require all employees and contractors with access to Republic information to complete annual training, which is updated as new technology, security and privacy issues emerge.
We regularly test our incident response processes through table-top exercises to ensure they continue to be effective as our business and the cybersecurity threat landscape evolve. Our incident response processes are designed to guide the actions we take to prepare for, detect, respond to and recover from cybersecurity incidents.
In the last three years at the time of this filing, we have not experienced any material cybersecurity incidents nor have we identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, financial condition, or the price of our common stock.

ITEM 2. PROPERTIES
Flight Equipment
As of December 31, 2025, we had 311 regional jet aircraft as described in the following table. Regional jet aircraft exclude 115 aircraft dedicated to training and structured time-building operations.

Type	Total Aircraft (1)	Owned (1)(2)	Finance Leases	Partner Controlled (3)	Average Age (in years)	Seating Configuration
E170/175	311	193	11	107	13.0	65-76 seats
(1)Includes five spare and 31 aircraft that have been leased to another airline.
(2)46% of our owned aircraft have a debt obligation in exchange for a first lien on the aircraft.
(3)Refers to our aircraft with leasing arrangements between us and our Partner Airlines. We refer to these aircraft as “Partner Controlled” aircraft.
All of our leased aircraft are leased pursuant to finance leases, with current lease expirations ranging from 2030 to 2031. We have options to renew certain leases for an additional term or purchase the leased aircraft at the end of the applicable current lease term at fair market value.
As of December 31, 2025, our facilities are summarized in the following table:

Facility	Square Feet	Location
Aviation Campus Headquarters	125,000	Carmel, IN
Office space	33,770	Phoenix, AZ
Office space	91,048	Indianapolis, IN
Office and warehouse space	38,248	El Paso, TX
Phoenix training center	13,183	Phoenix, AZ
Indianapolis training center	40,144	Indianapolis, IN
Aviation Campus Training Center	107,400	Carmel, IN
Aviation Campus Hotel	164,770	Carmel, IN
Aviation Campus Parking Garage	298,367	Carmel, IN
Maintenance hangar	110,469	Indianapolis, IN
Maintenance hangar	149,370	Columbus, OH
Maintenance hangar	125,818	Louisville, KY
Maintenance hangar	99,605	Pittsburgh, PA
Maintenance hangar	74,524	Houston, TX
Maintenance hangar	50,768	Dulles, VA
Maintenance storage	10,500	Astoria, NY
LIFT office and hangar	25,566	Myrtle Beach, SC
LIFT office and hangar	14,256	Galveston, TX
LIFT office and hangar	14,880	Tuskegee, AL
LIFT office and hangar	33,447	Indianapolis, IN
We lease all of our facilities with the exception of the Aviation Campus Training Center (“Training Center”), Aviation Campus Hotel (“Brickyard Hotel”), Aviation Campus Headquarters (“Headquarters”), and Aviation Campus Parking Garage. During the year ended December 31, 2023, we entered into a loan agreement which is collateralized by the Training Center and Brickyard Hotel. Further, in 2024, we began construction on our new Headquarters adjacent to the Training Center and Brickyard Hotel in Carmel, Indiana, which was completed in January 2026. Additionally, during the year ended December 31, 2025, we purchased additional land and began construction on additional associate accommodations at the Brickyard Hotel. All leased facilities are subject to either long-term leases or on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS
We are subject to certain legal actions which we consider routine to our business activities. As of March 18, 2026, our management believed the ultimate outcome of such routine legal matters are not likely to have a material adverse effect on our financial position, liquidity, results of operations, or the price of our common stock. However, the ultimate resolution of these matters is inherently uncertain.
ITEM 4. MINE SAFETY DISCLOSURES
The disclosure required by this item is not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATERS AND ISSUERS PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock commenced trading on The Nasdaq Global Select under the symbol “RJET” on November 25, 2025. Prior to the Merger, our common stock traded on The Nasdaq Capital Market under the symbol “MESA.” As of March 16, 2026, there were approximately 89 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The transfer agent and registrar for our common stock is ComputerShare Trust Company, N.A.
Dividends
We have not declared or paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors, subject to applicable laws and financial covenants, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors deemed relevant.
Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2025, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 and dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. Republic Airways Holdings Inc. includes the cumulative total shareholder return of Legacy Mesa common stock until the Merger on November 25, 2025. In conjunction with the Merger, Mesa Air Group, Inc. effectuated a 15-for-1 reverse stock split (the “Reverse Stock Split”).

INDEXED RETURNS
Republic Airways Holdings Inc.
NASDAQ Composite
NASDAQ Transportation Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024
Dec 2025

	INDEXED RETURNS
	Base Period	Years Ended
Company Name / Index	2020	2021	2022	2023	2024	2025
Republic Airways Holdings Inc.	100	83.71	22.87	15.10	17.34	18.31
NASDAQ Composite	100	122.18	82.43	119.22	154.48	187.14
NASDAQ Transportation Index	100	126.45	107.00	128.47	130.86	139.12
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases by the Company, during the three months ended December 31, 2025, to satisfy income tax withholdings in connection with the vesting of restricted stock for certain executive officers of the Company. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	11,019	18.37	—	—
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from those discussed in the forward-looking statements below. Factors that could cause such differences include, but are not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Report.

Overview
We are the second largest independent regional airline in the United States based on total fleet and daily departures. As of December 31, 2025 and 2024, we had an operational fleet of 275 and 208 regional jet aircraft that regularly provides scheduled passenger service on approximately 1,300 and 1,000 daily flights, to approximately 130 and 90 cities, respectively, in the United States, Canada, Mexico, and the Caribbean.
On November 25, 2025, the Company and Mesa Air Group, Inc. (“Mesa Parent”), former parent company of Mesa Airlines, completed the Merger of Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”). The legal entity Mesa Air Group, Inc. continued as the surviving corporation; however, upon completion of the Merger, the legal entity was renamed Republic Airways Holdings Inc. The Company, on a pre-Merger basis, is referred to as “Legacy Republic.” The Company includes the operations of Legacy Republic and, beginning on November 25, 2025, also includes the operations, financial position, and cash flows of the former entity Mesa Air Group, Inc. and its wholly-owned subsidiaries. See Note 3, Merger with Mesa Air Group, Inc., in the notes to the audited consolidated financial statements included in this Report.
Substantially all of our flights are operated under multi-year CPAs with our Partner Airlines. We exclusively operate the dual class Embraer E170/175 family of aircraft and are one of the world’s largest operators of that popular aircraft type. Under the CPAs, we provide substantially all of our flight capacity to our Partner Airlines. Our compensation is not materially or directly affected by variations in fares or passenger load factors, nor by variations in the price of fuel, the cost of which is paid directly by our Partner Airlines, effectively providing us with contractual monthly revenues, while reducing our exposure to fluctuations in fuel prices, fare competition, and passenger loads. In 2025 and 2024, we carried passengers on more than 371,000 and 323,000 flights, generating revenues of $1,676.5 million and $1,474.0 million and pre-tax income of $113.4 million and $86.9 million, respectively.
We operate under our Partner Airlines’ two-letter flight designation codes, paint our aircraft in the style of our Partner Airlines’ brand requirements, and use our Partner Airlines’ service marks to market ourselves as a carrier for our Partner Airlines. Our Partner Airlines control route selection, pricing, seat inventories, marketing, and scheduling, and provide us with ground support services, airport take-off and landing slots, and gate access, allowing us to focus on operational excellence, positioning ourselves as the regional airline of choice for our Partner Airlines and passengers through the delivery of safe, clean, reliable, and efficient regional service. For the year ended December 31, 2025, American Airlines, Delta Air Lines, and United Airlines accounted for 43%, 28%, and 29% of our departures, respectively.
During the year ended December 31, 2025, Bryan K. Bedford, our former Chief Executive Officer, was nominated and subsequently confirmed for service as Administrator of the Federal Aviation Administration. In connection with such nomination, Mr. Bedford retired effective July 1, 2025. We paid a cash payment of $16.0 million related to his employment contract. Upon effectiveness of his retirement, 652,475 shares were considered earned and vested immediately, resulting in additional compensation expense of $9.8 million. We recorded total expense of approximately $20.8 million during the year ended December 31, 2025 related to Mr. Bedford’s separation and retirement, which includes $2.0 million related to subsequent remeasurements of Mr. Bedford’s awards. Matthew Koscal, Executive Vice President and Chief Administrative Officer, was promoted to President and Chief Commercial Officer, and David Grizzle, Chairman of the Board of Directors, began serving as Chief Executive Officer upon Mr. Bedford’s retirement on July 1, 2025. During the year ended December 31, 2025, we announced that the Board of Directors expects that Mr. Koscal will succeed Mr. Grizzle in the position of CEO during the year ending December 31, 2026, at which time David Grizzle will return to the position of non-executive Chairman of the Board of Directors. Any final succession decision will be determined at a future undetermined date, in the sole discretion of the Board of Directors and publicly announced, as legally required.

Factors, Trends, and Uncertainties Affecting Republic’s Business
We believe our operating and business performance is driven by various factors that typically affect regional airlines and their markets, including factors and trends which affect the broader airline and travel industries. The following key factors, trends, and uncertainties have affected our historical results of operations and may materially affect our future performance:
Availability and Training of Qualified Pilots. Effective July 15, 2013, as directed by U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which, among other things, increased the required training time for new commercial airline pilots from 250 hours to 1,500 hours of flight time. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced in recent years. In addition, the FAA’s mandatory retirement age of 65 is expected to cause a significant number of pilots to retire over the next decade.
To address the expected increasingly diminished supply of qualified pilot candidates, we developed and launched a proprietary flight training school called LIFT Academy in 2018 and continue to develop relationships with flight schools across the country to help fulfill our need for pilots. Since its founding in 2018 in Indianapolis, IN, LIFT Academy expanded its operations with additional flight school locations in Columbia, SC, Myrtle Beach, SC, Galveston, TX, Columbus, IN and at Moton Field in partnership with Tuskegee University in Tuskegee, AL.
We also entered into a partnership with Hyannis Air Service Inc. d/b/a Cape Air and Nantucket Airlines (“Cape Air”) in order to create a pipeline of talent from LIFT Academy to Cape Air and then to Republic to provide additional structured pathways for accumulation of the FAA 1,500 flight hour requirement. This strategic partnership will help us retain talented pilots as they transition from LIFT Academy students to pilots at Republic in less time and with more experience. We also built a state-of-the-art aviation campus that opened in early 2023. Finally, we have undertaken substantial efforts to generate renewed interest in the industry, including developing partnerships with secondary education institutions to promote the availability of careers in aviation. Our ability to grow and continue to provide safe, clean, and reliable regional airline services to our Partner Airlines will depend on our ability to successfully attract, train, and develop pilots. Furthermore, pilot training and development is constrained by the availability of full motion flight simulation equipment in the marketplace. In order to ensure access to this equipment, we have acquired one flight simulator and have long-term lease agreements in place that guarantee a minimum level of flight simulator availability and provide for potential access to additional flight simulators.
Pilot Attrition and Staffing Base. We experience significant volatility in our attrition as a result of the demand for pilots at mainline, low-cost, and cargo carriers who obtain pilot hires, in part, from regional airlines. Pilot attrition could be a factor impacting our results and ability to acquire new market share in future periods. In addition, the lead-time in acquiring and training new pilots requires that we grow our pilot staffing base in excess of our then-current need when we accept new business and expand our fleet.
Workforce Development. Over the past few years we have expanded our investment in LIFT Academy to address workforce development needs to include a DOL approved maintenance technician apprenticeship program and CFR Part 145 repair station to expand the level of experience and learning opportunities afforded to technicians and other aspiring aviation operations personnel. In addition, we secured a partnership with Cape Air to create a flow program of talented aviators from LIFT Academy to Cape Air to supplement their workforce in exchange for flight hours and valuable experience. We also built a state-of-the-art aviation campus that houses simulators, a cabin trainer, and classrooms to train our pilots, flight attendants, maintenance technicians, dispatchers, and other employees. Our inability to source qualified aviation personnel, whether from LIFT Academy or externally, may adversely impact our ability to operate in a cost-effective manner, expand our fleet, and carry out reliable operations.
The Company also operates Bridge Air with a dedication to helping aviation professionals achieve their dream of becoming a commercial airline pilot as quickly, safely, and inexpensively as possible.

Labor. The airline industry is heavily unionized. The wages, benefits, and work rules of unionized airline industry employees are determined by our CBAs. As of December 31, 2025, approximately 71% of our workforce was represented under CBAs. The terms and conditions of our future CBAs may be affected by the results of collective bargaining negotiations at other airlines, regional or otherwise, that may have a greater ability, due to larger scale, greater efficiency, or other factors, to bear higher wage costs than we can. In addition, conflicts between airlines and their unions can lead to work slowdowns or stoppages. A strike or other significant labor dispute with our unionized employees may adversely affect our ability to conduct business.
Competition. The airline industry is highly competitive. We compete principally with other regional airlines. Major airlines typically award CPAs to regional airlines based on the following criteria: (i) ability to fly contracted schedules; (ii) availability of labor resources (including pilots); (iii) low operating cost; (iv) financial resources; (v) geographical infrastructure; (vi) overall customer service and reliability levels such as on-time arrival and flight completion percentages; and (vii) the overall image of the regional airline. Our ability to earn additional flying opportunities in the future will depend, in significant part, on our ability to consistently operate as a safe, clean, reliable, cost-effective, and high-quality regional airline.
Market Volatility. The airline industry is volatile and sensitive to economic cycles and trends. Declining consumer confidence and discretionary spending, fear of terrorism or war, fear of a global pandemic, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions and wage escalation, changes in governmental regulations on taxes, fees and tariffs, weather, and other factors have contributed to a number of reorganizations, bankruptcies, liquidations, and business combinations among major and regional air carriers. The effect of economic cycles and trends may be somewhat mitigated by our reliance on long-term CPAs. If, however, any of our Partner Airlines experience a prolonged decline in the number of passengers served or is negatively affected by low ticket prices or high fuel prices, it may seek rate reductions in future CPAs or materially reduce its scheduled flights in order to reduce its costs. Our financial performance could be negatively impacted by any adverse changes to contracted revenue rates, number of aircraft in the fleet, or utilization under our CPAs.
Maintenance Contracts, Costs, and Timing. Our associates perform routine airframe and engine maintenance along with periodic inspections of equipment at our maintenance facilities. We also use third-party vendors for certain heavy airframe, engine, and other maintenance work, along with parts procurement and component overhaul services for our aircraft fleet.
The average age of our aircraft is approximately 13.0 years. Due to the age of certain aircraft, our aircraft require less overall maintenance now than they will in the future. As our aircraft fleet ages and warranties expire, we expect that our maintenance costs will increase in absolute terms and as a percentage of revenues.
We use the direct expense method of accounting for our maintenance of regional jet engine overhauls, airframe, landing gear, and normal recurring maintenance whereby we recognize expense as maintenance work is completed or over the repair period, if materially different. While we keep a record of expected maintenance events, the actual timing and costs of major engine maintenance expense are subject to variables such as estimated usage, government regulations (including tariffs), the extent of the occurrence of unscheduled maintenance events, and their actual costs. Accordingly, we cannot reliably quantify the cost or timing of future maintenance-related expenses for any significant period of time.
In addition, we have entered into long-term maintenance “power-by-the-hour” service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour or other measure accumulated by the majority of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the maintenance agreement.
Aircraft Leasing and Finance Determinations. We have generally funded aircraft acquisitions through a combination of debt financing, finance leases, and operating leases. Our decision to finance the acquisition of aircraft through leases or secured debt may be influenced by a variety of factors, including the preferences of our Partner Airlines, the strength of our balance sheet and credit profile (and those of our Partner Airlines), the length and terms of the available financing alternatives, prevailing market interest rates, and any lease return condition requirements. Generally, under our

CPAs, the monthly ownership costs of the aircraft we operate are reimbursed, in whole or in part, by our Partner Airlines. When practical, we prefer to finance aircraft through secured debt rather than with leasing products, due to the accelerated tax depreciation benefits, opportunity to acquire equity in our aircraft, absence of lease return conditions, and greater flexibility in renewing the aircraft under our CPAs with our Partner Airlines at end of term. We currently own or have finance leases on 66% of our existing aircraft and expect to own, rather than lease, a majority of any new fleet acquired. The remaining 34% of our fleet is owned directly by certain of our Partner Airlines, which we refer to as “Partner Controlled Aircraft.” Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g. replacing an aircraft operating lease with debt financing or vice versa) to meet our capital needs at a given time.
As of December 31, 2025, we have 11 aircraft subject to finance leases. At lease inception, we make certain estimates in order to determine the proper classification of our leased aircraft as either operating leases or finance leases, economic useful lives of subject assets, fair value of the asset under lease, as well as selection of an appropriate discount rate to be used in discounting future lease payments. These estimates also affect the value recorded for the finance lease asset and the corresponding finance lease liability, which is classified as current and long-term debt. Amortization of the finance lease asset is recorded to depreciation and amortization expense. The interest component of a finance lease payment is recorded to interest expense.
Seasonality. Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. A significant portion of our CPAs is based on completing flights as scheduled, and we typically have more scheduled flights during the summer months and concurrently generally experience significant weather cancellations during the summer months, which negatively impacts our revenues during such months.
Key Components of Republic’s Results of Operations
Revenue
We operate under the American Eagle, Delta Connection, and United Express brands through our CPAs with American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta Air Lines”), and United Airlines, Inc. (“United Airlines”), respectively. Under these arrangements, we receive fixed fees, as well as reimbursement of specified costs with additional possible incentives from our Partner Airlines for superior performance. Substantially all of our revenues are earned under our CPAs with our Partner Airlines. The number of aircraft we operate, aircraft utilization, and the rates we charge are the most significant drivers of our revenues. The number of passengers carried and the fares which revenue-generating passengers pay do not affect our revenues. We earn revenues based on aircraft utilization levels under the applicable CPAs with each of our Partner Airlines, subject to minimum utilization guarantees.
Revenues associated with regional jet services are generally derived from (i) a fixed fee per departure, flight hour, and/or block hour of time incurred and a fixed rate for available-to-schedule aircraft, payable on a monthly basis; and (ii) a premium amount, which is earned monthly or quarterly by maintaining minimum aircraft utilization levels and exemplary operating results. To the extent that minimum targets are not achieved, we could be subject to financial penalties. These fixed-fee rates are contractually subject to periodic economic adjustment. We also receive reimbursement from our Partner Airlines for direct expenses incurred such as qualifying maintenance activities, property taxes, and miscellaneous operating expenses. The Company refers to Partner reimbursements as “pass-through charges.” Certain charges such as fuel, landing fees, and certain ownership costs are generally paid directly by the Partner Airlines, although the charges were incurred by the Company in ongoing operations. The Company refers to these charges as “Partner direct charges.” Pass-through charges are primarily recorded to revenues and the corresponding operating expense on a gross basis. Pass-through charges recorded on a net basis are not material.
Amounts recognized as regional jet services revenues are measured at the contractual amount we expect we will be entitled to in exchange for the promised services. We allocate the transaction price as flights are completed with variable consideration that relates specifically to our efforts in delivering each flight recognized in the period in which the individual flight is completed and measured on a monthly basis. We record an estimate for incentive revenue based on our expected performance at the end of each period. These estimates are derived under accounting guidance related to variable consideration constraints and based on amounts expected to be collected. We have concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in Financial Accounting Standards Board (“FASB”) ASC 606, Revenue Recognition. This results in a pattern of revenue recognition that generally follows the variable amounts billed from us to our Partner Airlines.
Operating Expenses
A brief description of the items included in our operating expenses line items are as follows:
Wages and Benefits
This expense includes salaries and wages earned by our pilots, flight attendants, dispatchers, and other employees, as well as expenses associated with various employee benefit plans, stock-based compensation, employee incentives, and payroll taxes. These expenses fluctuate primarily based on our level of operations, changes in wage rates for contract and non-contract employees, and changes in costs of our benefit plans.
Aircraft and Engine Rent
This expense consists of the costs of aircraft and spare engines under operating leases. Leased aircraft (including wing-mounted engines) and spare engines are operated under long-term operating leases and subject to adjustment as costs associated with minimum lease return conditions become probable and able to be estimated, generally coinciding with the last heavy maintenance visit.
Maintenance and Repair
Maintenance and repair expenses include all materials and external labor required to maintain our aircraft and engines. We have entered into long-term maintenance “power-by-the-hour” service contracts with certain third-party maintenance providers under which we are charged fixed rates for each flight hour or departure accumulated by the majority of our engines and certain major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of our maintenance agreements. All other maintenance charges are expensed as incurred under the direct expense method of accounting. Certain maintenance and repair activities, such as engine overhauls and heavy maintenance, qualify for reimbursement from our Partner Airlines under the pass-through provisions of our CPAs.
Depreciation and Amortization
This expense includes depreciation expense of all owned aircraft, property, and equipment which includes aircraft under debt obligations and finance leases, spare engines, flight equipment, general aviation aircraft, and ground equipment as well as amortization expense on leasehold improvements. Effective January 1, 2024, we revised the estimated useful lives of regional jet aircraft, spare engines, and flight equipment from 22.0 to 26.0 years in an effort to more closely align with market data impacting our fleet usage pattern.
Executive Separation and Merger-related Items
We classify certain operating expenses as executive separation and Merger-related items due to their nonrecurring or infrequently occurring nature.
Executive separation and Merger-related items are principally composed of transaction-related expenses incurred for the ongoing integration of Mesa Airlines into the legacy operations of the Company, post-employment benefit costs, and costs incurred for the consolidation of the airline operating certificates (“AOCs”) of Mesa Airlines, Inc. and Republic Airways, Inc., among others. The Company does not expect to incur costs of this nature following completion of Merger-related integration activities.

Other Operating Expense
Costs of crew training, crew travel, facilities and administrative lease expenses, professional fees, software, and all other administrative and operational overhead expenses are recorded to other operating expense. Additionally, to the extent that these charges are incurred, we record expenses related to gains and losses on asset disposals, impairment charges, and bad debt expense to other operating expense.
Other Expense, net
Other expense, net is comprised of interest expense on secured and unsecured debt obligations, realized and unrealized gains and losses on fair value adjustments to marketable securities and non-current investments, warrants, and put options held with EVE Holdings, Inc. (“EVE”), and our minority interest in Cape Air and our proportionate share of income or losses of Cape Air. Additionally, we have a strategic partnership with EVE for the development of electric vertical takeoff and landing (“eVTOL”) aircraft.
Results of Operations
Year ended December 31, 2025 compared to the year ended December 31, 2024
The following table sets forth information regarding our operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024:

(in millions)	2025	2024	$ Variance	% Variance
Revenues	$1,676.5	$1,474.0	$202.5	13.7%
Operating expenses:
Wages and benefits	762.6	677.2	85.4	12.6
Aircraft and engine rent	0.7	3.6	(2.9)	(80.6)
Maintenance and repair	320.9	311.2	9.7	3.1
Depreciation and amortization	126.3	117.0	9.3	7.9
Executive separation and Merger-related items	47.1	3.2	43.9	NM
Other operating expense	250.6	224.8	25.8	11.5
Total operating expenses	1,508.2	1,337.0	171.2	12.8
Operating income	168.3	137.0	31.3	22.8
Total other expense	(54.9)	(50.1)	(4.8)	9.6
Income before income taxes	113.4	86.9	26.5	30.5
Income tax expense	37.2	22.3	14.9	66.8
Net income	$76.2	$64.6	$11.6	18.0%

Net income % (1)	4.5%	4.4%	NM	0.1	pts
Adjusted EBITDA (2)	$341.7	$257.2	84.5	32.9%
Adjusted EBITDA % (2)	20.4%	17.4%	NM	3.0	pts
Adjusted EBITDAR (2)	$342.4	$260.8	81.6	31.3%
Adjusted EBITDAR % (2)	20.4%	17.7%	NM	2.7	pts
(1)Net income % is net income expressed as a percentage of revenues.
(2)Adjusted EBITDA represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, and depreciation and amortization expense. Adjusted EBITDAR represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, depreciation and amortization expense, and aircraft and engine rent. Adjusted EBITDA % and EBITDAR % are non-GAAP measures that represent Adjusted EBITDA and Adjusted EBITDAR, respectively, expressed as a percentage of revenues. Republic’s management uses these metrics, and it believes these metrics are also useful to investors to understand Republic’s financial performance. Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % are included as supplemental disclosure because Republic’s management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in Republic’s industry. Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include:(i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters Republic considers not to be indicative of its ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect Republic’s cash expenditures for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, Republic’s working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on its debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements; and (vi) other companies in Republic’s industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than Republic does, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft and engine rent, which is a normal, recurring cash operating expense that is necessary to operate Republic’s business. For the foregoing reasons, each of Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % has significant limitations which affect its use as an indicator of Republic’s profitability. Accordingly, readers are cautioned not to place undue reliance on this information.
The following table presents the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

(in millions)	2025	2024
Net income	$76.2	$64.6
Plus:
Depreciation and amortization	126.3	117.0
Executive separation and Merger-related items	47.1	3.2
Interest expense	60.6	57.7
Investment income and other, net	(5.7)	(7.6)
Income tax expense	37.2	22.3
Adjusted EBITDA	341.7	257.2
Plus:
Aircraft and engine rent	0.7	3.6
Adjusted EBITDAR	$342.4	$260.8
The following table summarizes certain operating data that we believe are useful indicators of our operating performance for the years ended December 31, 2025 and 2024. We believe block hours, departures, and average daily utilization of each aircraft are our primary measures in evaluating aircraft production, incurrences of revenues and operating expenses, and efficiency of the Airline.

Operating Highlights	2025	2024	% Variance
Aircraft under operation for the Partner Airlines at period end(1)(2)	275	208	32.2%
Block hours (3)	699,313	591,677	18.2%
Departures	371,205	323,807	14.6%
Average daily utilization of each aircraft (hours) (4)	9.7	8.5	14.1%
Average length of aircraft haul (miles)	493	489	0.8%
(1)Excludes five spare aircraft as of December 31, 2025.
(2)Excludes 31 aircraft that have been leased to another airline as of December 31, 2025 and 2024.
(3)Reflects hours of aircraft movement from gate to gate (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.

(4)Reflects average daily utilization in block hours (aircraft movement from gate to gate, including taxi time) for the greater of actual in-service aircraft or minimum contracted scheduled aircraft, if applicable.
Revenues
Revenues increased $202.5 million, or 13.7%, to $1,676.5 million for the year ended December 31, 2025 compared to $1,474.0 million for the year ended December 31, 2024, primarily related to a $188.3 million increase in variable revenue year-over-year due in part to the increase in flying compared to the prior year. This included a 18.2% increase in block hour production and a 14.6% increase in departures due to increased daily utilization and contribution of additional flying under the new CPA with United Airlines resulting from the Merger, beginning November 25, 2025.
Operating expenses
Wages and benefits expense increased $85.4 million, or 12.6%, to $762.6 million for the year ended December 31, 2025 from $677.2 million for the year ended December 31, 2024. The increase was primarily attributable to a $67.3 million increase in salaries and wages due largely to the 18.2% increase in block hour production.
Maintenance and repair expense increased $9.7 million, or 3.1%, to $320.9 million for the year ended December 31, 2025 from $311.2 million for the year ended December 31, 2024. The increase was due to a $28.2 million increase primarily in engine, rotable, landing gear, and auxiliary power unit repairs driven by a 18.2% increase in block hours, partially offset by a decrease in heavy check maintenance events and LLP contract expenses of $18.3 million during the year ended December 31, 2025.
Depreciation and amortization expense increased $9.3 million, or 7.9%, to $126.3 million for the year ended December 31, 2025 from $117.0 million for the year ended December 31, 2024. The increase was due to the addition of new E175 aircraft delivered throughout 2024 and 2025, offset by the sale of six E175 aircraft during the year ended December 31, 2024.
Executive separation and Merger-related items expense increased $43.9 million to $47.1 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024. The increase was due primarily to cash and share based compensation expenses related to the modification and acceleration of restricted stock awards upon Mr. Bedford’s retirement of $20.8 million, coupled with an increase in professional fees of $16.5 million year-over-year from the increased work scope and expenses related to the Merger, as well as an increase of $6.5 million in Merger-related compensation.
Other operating expense increased $25.8 million, or 11.5%, to $250.6 million for the year ended December 31, 2025 from $224.8 million for the year ended December 31, 2024, primarily due to a $12.3 million increase in crew hotel and other travel expense caused by increased flying. Additionally, professional fees, software costs, and freight increased by $10.2 million, combined with a reduction of $3.6 million in gain from asset disposals, primarily related to the sale of aircraft year-over-year.
Other expense, net
Other expense, net increased $4.8 million, or 9.6%, to $54.9 million for the year ended December 31, 2025 from $50.1 million for the year ended December 31, 2024. The table below shows the (increase) decrease related to the changes in other expense, net:

(in millions)
Unrealized gains from marketable securities	$3.0
Interest expense	2.8
Other, net	(1.0)
Total	4.8

Income tax expense
We recorded income tax expense of $37.2 million for the year ended December 31, 2025, compared to income tax expense of $22.3 million for the year ended December 31, 2024 at an effective tax rate of 32.8% and 25.7%, respectively. Our effective tax rates differ from the federal statutory rate of 21.0% primarily due to state income taxes and valuation allowances on net operating losses. During the year ended December 31, 2025, we recorded additional income tax expense of $8.1 million related to non-deductible items. We expect an effective tax rate of 29% in 2026.
Year ended December 31, 2024 compared to the year ended December 31, 2023
The following table sets forth information regarding our operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023:

(in millions)	2024	2023	$ Variance	% Variance
Revenues	$1,474.0	$1,429.1	$44.9	3.1%
Operating expenses:
Wages and benefits	677.2	654.8	22.4	3.4
Aircraft and engine rent	3.6	6.1	(2.5)	(41.0)
Maintenance and repair	311.2	285.3	25.9	9.1
Depreciation and amortization	117.0	159.4	(42.4)	(26.6)
Executive separation and Merger-related items	3.2	0.3	2.9	NM
Other operating expense	224.8	187.9	36.9	19.6
Total operating expenses	1,337.0	1,293.8	43.2	3.3
Operating income	137.0	135.3	1.7	1.3
Total other expense	(50.1)	(47.3)	(2.8)	5.9
Income before income taxes	86.9	88.0	(1.1)	(1.3)
Income tax expense	22.3	33.2	(10.9)	(32.8)
Net income	$64.6	$54.8	$9.8	17.9%

Net income % (1)	4.4%	3.8%	NM	0.6	pts
Adjusted EBITDA (2)	$257.2	$295.0	(37.8)	(12.8)%
Adjusted EBITDA % (2)	17.4%	20.6%	NM	(3.2)	pts
Adjusted EBITDAR (2)	$260.8	$301.1	(40.3)	(13.4)%
Adjusted EBITDAR % (2)	17.7%	21.1%	NM	(3.4)	pts
(1)Net income % is net income expressed as a percentage of revenues.
(2)Adjusted EBITDA represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, and depreciation and amortization expense. Adjusted EBITDAR represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, depreciation and amortization expense, and aircraft and engine rent. Adjusted EBITDA % and EBITDAR % are non-GAAP measures that represent Adjusted EBITDA and Adjusted EBITDAR, respectively, expressed as a percentage of revenues. Republic’s management uses these metrics, and it believes these metrics are also useful to investors to understand Republic’s financial performance. Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % are included as supplemental disclosure because Republic’s management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in Republic’s industry. Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include:(i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters Republic considers not to be indicative of its ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect Republic’s cash expenditures for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, Republic’s working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on its debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements; and (vi) other companies in Republic’s industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than Republic does, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft and engine rent, which is a normal, recurring cash operating expense that is necessary to operate Republic’s business. For the foregoing reasons, each of Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % has significant limitations which affect its use as an indicator of Republic’s profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

(in millions)	2024	2023
Net income	$64.6	$54.8
Plus:
Depreciation and amortization	117.0	159.4
Executive separation and Merger-related items	3.2	0.3
Interest expense	57.7	49.1
Investment income and other, net	(7.6)	(1.8)
Income tax expense	22.3	33.2
Adjusted EBITDA	257.2	295.0
Plus:
Aircraft and engine rent	3.6	6.1
Adjusted EBITDAR	$260.8	$301.1
The following table summarizes certain operating data that we believe are useful indicators of our operating performance for the years ended December 31, 2024 and 2023. We believe block hours, departures, and average daily utilization of each aircraft are our primary measures in evaluating aircraft production, incurrences of revenues and operating expenses, and efficiency of the Airline.

Operating Highlights	2024	2023	% Variance
Aircraft under operation for the Partner Airlines at period end (1)(2)	208	213	(2.3%)
Block hours (3)	591,677	561,905	5.3%
Departures	323,807	308,314	5.0%
Average daily utilization of each aircraft (hours) (4)	8.5	7.6	11.8%
Average length of aircraft haul (miles)	489	484	1.0%
(1)Excludes one spare aircraft as of December 31, 2023.
(2)Excludes 31 and 25 aircraft that have been leased to another airline as of December 31, 2024 and 2023, respectively.
(3)Reflects hours of aircraft movement from gate to gate (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.
(4)Reflects average daily utilization in block hours (aircraft movement from gate to gate, including taxi time) for the greater of actual in-service aircraft or minimum contracted scheduled aircraft, if applicable.
Revenues
Revenues increased $44.9 million, or 3.1%, to $1,474.0 million for the year ended December 31, 2024 compared to $1,429.1 million for the year ended December 31, 2023, primarily related to a $83.8 million or 9.0% increase in Carrier-Controlled Revenue year-over-year due in part to the increase in flying compared to the prior year. This included a 5.3% increase in block hours, a 5.4% increase in flight hours, and a 5.0% increase in departures. This was offset by a $40.0 million, or 13.1% decrease in aircraft ownership revenue due to fleet changes that occurred throughout the year ended December 31, 2024.
Operating expenses
Wages and benefits expense increased $22.4 million, or 3.4%, to $677.2 million for the year ended December 31, 2024 compared to $654.8 million for the year ended December 31, 2023. The increase in wages and benefits expense was primarily due to the 5.3% increase in block hour production.
Maintenance and repair expense increased $25.9 million, or 9.1%, to $311.2 million for the year ended December 31, 2024 compared to $285.3 million for the year ended December 31, 2023. The increase in maintenance and repair expense was primarily due to the 5.3% increase in block hour production.
Depreciation and amortization expense decreased $42.4 million, or 26.6%, to $117.0 million for the year ended December 31, 2024 compared to $159.4 million for the year ended December 31, 2023. Effective January 1, 2024, we revised the estimated useful lives of regional jet aircraft, spare engines, and flight equipment from 22.0 years to 26.0 years in an effort to closely align with our expectation of utilization of the aircraft, including engine life limited parts replacement (“LLP”). The change in accounting estimate on the then-current fleet assets decreased depreciation and amortization expense by $50.5 million for the year ended December 31, 2024. This was offset by an increase in depreciation and amortization expense of $7.4 million due to the delivery of six and 13 new aircraft during the years ended December 31, 2024 and 2023, respectively, and further offset by additional depreciation for building assets put into service in the year ended December 31, 2024.
Executive separation and Merger-related items expense increased $2.9 million to $3.2 million for the year ended December 31, 2024 from $0.3 million for the year ended December 31, 2023. The increase was primarily due to an increase in professional fees of $2.9 million year-over-year caused by increased work scope related to the Merger due diligence.
Other operating expense increased $36.9 million, or 19.6%, to $224.8 million for the year ended December 31, 2024 compared to $187.9 million during the year ended December 31, 2023. During the year ended December 31, 2024, we recognized a $2.5 million gain on the sale of six E175 aircraft compared to a $11.4 million gain on the sale of six E175 aircraft during the year ended December 31, 2023. This was coupled with a $7.0 million increase in professional fees and software costs, and a $5.2 million increase in travel expenses caused by a 5.3% increase in block hour production when compared to the year ended December 31, 2023.
Other expense, net
Other expense, net increased $2.8 million, or 5.9%, to $50.1 million for the year ended December 31, 2024 from $47.3 million for the year ended December 31, 2023. The table below shows the (increase) decrease related to the changes in other expense, net:

(in millions)
Unrealized gains from marketable securities	$(5.2)
Interest expense	8.6
Other, net	(0.6)
Total	2.8
Income tax expense
We recorded income tax expense of $22.3 million for the year ended December 31, 2024, compared to income tax expense of $33.2 million for the year ended December 31, 2023 at an effective tax rate of 25.7% and 37.7%, respectively. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state income taxes, valuation allowances on state net operating losses, and certain non-deductible expenses. During the years ended December 31, 2024 and 2023, our effective state income tax rate increased due to increased operations in higher income tax jurisdictions, resulting in $1.2 million and $12.2 million of additional income tax expense, respectively.
Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including outlays to fund capital expenditures, aircraft pre-delivery deposit payments, maintenance expenses, aircraft rent, and debt service obligations, including principal and interest payments. Our cash needs vary from period to period, primarily based on the timing and costs of significant maintenance events and capital expenditures. Our principal sources of liquidity are cash on hand and liquid investments, including investments in marketable securities, cash generated from operations, and funds raised from external borrowings or offerings. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash, and cash equivalents on hand (including our investments in marketable securities), and funds from new borrowings on aircraft deliveries and our aviation campus. There is no assurance that we will be successful in securing any additional liquidity from third-party creditors. We believe that cash flow from operating activities coupled with existing cash, cash equivalents, and marketable securities will be adequate to fund our operating and capital needs through at least the next 12 months.
As of December 31, 2025, we had a working capital deficit of $33.6 million. The airline industry is highly capital intensive due to the nature and financing methods for its fleet assets used to generate operating cash flows. If we fail to generate sufficient funds from operations to repay such obligations, we may need to raise capital through the issuance of equity or obtain or refinance borrowings to meet our existing obligations. There can be no assurance that such equity transactions or borrowings will be available or, if available, will be at terms, rates, or prices acceptable to us.
The following table summarizes our total cash and marketable securities as of December 31, 2025 and December 31, 2024 as well as our operating, investing, and financing cash flow activities for the years ended December 31, 2025 and 2024:

(in millions)	2025	2024	$ Variance	% Variance
Cash, cash equivalents, and restricted cash	$157.7	$131.9	$25.8	19.6%
Marketable securities	162.2	191.5	(29.3)	(15.3)
Total	$319.9	$323.4	$(3.5)	(1.1)%

(in millions)	2025	2024	$ Variance	% Variance
Net cash provided by operating activities	$322.0	$226.1	$95.9	42.4%
Net cash used in investing activities	(350.9)	(105.5)	(245.4)	NM
Net cash provided by (used in) financing activities	54.7	(102.2)	156.9	NM
During the year ended December 31, 2025, total cash, cash equivalents, restricted cash, and marketable security positions decreased $3.5 million, or 1.1%, to $319.9 million as of December 31, 2025 from $323.4 million as of December 31, 2024.
Net cash provided by operating activities increased $95.9 million, or 42.4%, to $322.0 million during the year ended December 31, 2025 from $226.1 million during the year ended December 31, 2024. The increase was attributable to the increase in earnings excluding non-cash expenses, coupled with changes in working capital accounts from the timing of collection of receivables and settlement of liabilities when compared to the year ended December 31, 2024.
Net cash used in investing activities increased $245.4 million to $350.9 million net cash used during the year ended December 31, 2025 from $105.5 million net cash used during the year ended December 31, 2024. We purchased $176.2 million and redeemed $212.5 million in marketable securities and investments during the year ended December 31, 2025, compared to purchases of $187.3 million and redemptions of $255.3 million in marketable securities and investments during the year ended December 31, 2024. Additionally, we acquired 12 E175 regional aircraft and sold no E175 regional aircraft resulting in proceeds during the year ended December 31, 2025, compared to the acquisition of six E175 regional aircraft and the sale of six E175 regional aircraft resulting in proceeds during the year ended December 31, 2024. We also received $22.8 million during the year ended December 31, 2025 in connection with the Merger.
Net cash provided by (used in) financing activities changed $156.9 million to $54.7 million net cash provided for the year ended December 31, 2025 compared to $102.2 million net cash used for the year ended December 31, 2024. During the year ended December 31, 2025, we obtained secured borrowings resulting in cash inflows of $299.4 million, compared to obtaining secured borrowings resulting in cash inflows of $177.3 million during the year ended December 31, 2024. Additionally, there were no accelerated payments and early debt extinguishments for aircraft-related notes during the year ended December 31, 2025, compared to the accelerated payment and early debt extinguishment for aircraft-related notes of $37.4 million during the year ended December 31, 2024.
Our credit agreements require that we comply with customary affirmative and negative covenants. We believe we are in compliance with all of our financial covenants as of December 31, 2025 and 2024.
Letters of Credit
As we enter new markets, increase the amount of maintenance space we lease, or add leased aircraft, we are often required to provide airport authorities and lessors with letters of credit. We also provide letters of credit for our workers’ compensation insurance, construction activities, and student loans. As of December 31, 2025 and 2024, we had cash collateralized letters of credit totaling $22.8 million and $21.4 million, respectively. Cash collateralized against our letters of credit is recorded in restricted cash on our consolidated balance sheets.

Aircraft and Other Leases
Our lease obligations consist of aircraft, spare engines, flight training equipment, terminal space, operating facilities, and office space, which expire through 2038. All of our leases are classified as operating leases and finance leases with contractual terms extending up to 13 years. For operating leases with terms greater than 12 months, we record an operating lease liability and the related right-of-use asset at the present value of remaining lease payments at the measurement date, taking into consideration rental escalation provisions, when applicable. Lease obligations expected to be paid within 12 months represent current maturities and are classified within the current portion of operating lease liabilities to our consolidated balance sheets. Lease obligations with expected repayment extending beyond 12 months are recorded to operating lease liabilities—less current portion to our consolidated balance sheets in our accompanying consolidated financial statements. We record our finance lease assets, current liability, and noncurrent liability to property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases—less current portion, respectively. Amortization of the finance lease asset is recorded to depreciation and amortization expense. The interest component of the lease payment is recorded to interest expense. With the exception of our CPAs and some operating facilities, we do not separate lease and non-lease contractual components. Provisions for residual value guarantees are not material. See Note 7, Leases, in the notes to the audited consolidated financial statements included in this Report.
Components of operating and finance lease costs for the years ended December 31, 2025, 2024, and 2023, are as follows:

	Years Ended
(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$21.4	$24.5	$29.3
Finance lease cost (1)	9.6	12.7	17.3
Variable and short-term lease cost	4.2	2.8	2.8
Total lease cost	$35.2	$40.0	$49.4

(1)Finance lease costs include depreciation and amortization costs and interest costs.
Off-Balance Sheet Arrangements
We have guaranteed certain obligations of LIFT Academy and certain third parties related to LIFT Academy. Expected losses from guaranteed obligations are derived from total commitments outstanding to third parties coupled with the probability of repayment. Total guaranteed obligations as of December 31, 2025 were $21.1 million. Losses expected to be incurred from guaranteed obligations were $7.3 million as of December 31, 2025.
Commitments and Obligations
From time to time, we enter into purchase commitments for future aircraft and engine deliveries. We regularly make pre-delivery deposit payments (“PDP”) to support aircraft and engines on order. PDPs are retained until scheduled aircraft or engine delivery occurs or when deposit amounts are no longer expected to be returned by the manufacturer. Interest costs associated with PDPs are capitalized as a portion of the overall historical cost of the related aircraft or engine and are depreciated over the estimated useful life of the asset. During the years ended December 31, 2025, 2024, and 2023, we recorded $2.1 million, $1.6 million, and $1.1 million, respectively, in capitalized interest costs to property and equipment, net, in our consolidated balance sheets.
The following table sets forth our future contractual obligations as of December 31, 2025:

(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Current and long-term debt obligations	$1,025.4	$196.0	$292.5	$186.4	$350.5
Interest on debt obligations (1)	261.9	57.9	90.8	55.2	58.0
Operating lease obligations	176.0	24.5	48.2	43.9	59.4
Finance lease obligations	72.6	9.5	19.0	39.5	4.6
Aircraft and spare engines under purchase obligations	837.1	83.5	630.3	123.3	—
Aviation Campus purchase commitment	28.3	28.3	—	—	—
Total	$2,401.3	$399.7	$1,080.8	$448.3	$472.5
(1)Interest calculated for fixed rate debt and estimated for variable rate debt based on current interest rates as of December 31, 2025. 84.2% of Republic’s debt is fixed rate debt.
We have an order for 29 Embraer regional jets (E175), and expect three aircraft to be delivered during the three months ended March 31, 2026, with the remaining deliveries beginning in 2027 through 2029.
During the year ended December 31, 2025, we executed an amendment to an existing financing arrangement to finance contractually scheduled aircraft deliveries during the year ending December 31, 2026, which provides funding for a portion of the total aircraft cost, is secured by the related aircraft, and is funded upon each delivery. Additionally, we entered into a new credit facility secured by spare engines. As of December 31, 2025, the remaining maximum borrowings allowable under the agreements is $115.6 million.
During the years ended December 31, 2024 and 2023, we completed the initial phase of three phases of a new flight aviation campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”). The Aviation Campus includes a training center that will be used to perform substantially all of our training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations that will be used exclusively by associates in training and a parking garage. In January 2026, the second phase of the Aviation Campus was completed, including a new corporate headquarters. As of December 31, 2025 and 2024, we recorded $2.9 million and $1.3 million, respectively, in capitalized interest costs to property and equipment, net, in the consolidated balance sheets associated with the construction of the Aviation Campus.

We have long-term agreements relating to our maintenance costs associated with engines, auxiliary power units (“APUs”), avionics, and other aircraft equipment. The following agreements comprise our long-term maintenance agreements for various airframe and engine components as of December 31, 2025:

Maintenance Agreement	Termination
APUs	December 2034
Avionics	December 2029
Engines	December 2037
Wheels and Brakes	September 2030
Certain fixed agreements include a guaranteed minimum payment amount based on flight hours, departures, or other measures. Aggregate payments under long-term maintenance agreements were $154.0 million, $149.4 million, and $150.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Taxes
We recorded income tax expense of $37.2 million, $22.3 million, and $33.2 million, during the years ended December 31, 2025, 2024, and 2023, respectively, at an effective tax rate of 32.8%, 25.7%, and 37.7%, respectively. We utilize Federal NOLs against our current period taxable income. Our Federal NOL deferred tax assets are largely generated from the accelerated tax depreciation on aircraft and other significant asset acquisitions. Based on our expected utilization and expiration of our NOL deferred tax assets as well as anticipated aircraft deliveries, we do not expect to become a cash tax-paying entity until at least 2028. See Note 11, Income Taxes, in the notes to the audited consolidated financial statements included in this Report.
The One Big Beautiful Bill Act, enacted on July 4, 2025, has introduced changes to the United States Federal tax laws. We do not expect that this legislation will have a material impact to our income tax expense and deferred tax balances.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may materially differ from these estimates under different assumptions and conditions.
Some of those estimates and judgments can be subjective and complex. Consequently, actual results could differ from those estimates. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and (ii) we reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available, and a change in these estimates would have a material impact on our financial condition, results of operations, the price of our common stock, or cash flows.
We continually evaluate the estimates and judgments used to prepare our consolidated financial statements. Our estimates are based on historical experience, information from third-party professionals, and various other assumptions that we believe are reasonable. There are other items within our financial statements that require estimation but are not deemed critical based on the criteria above. Changes in estimates used in these and other items could have a material impact on our financial statements in any one period.
Significant estimates include but are not limited to (i) estimated useful lives and residual values of aircraft and equipment, (ii) provision for income taxes, and (iii) accounting for business combinations. Actual results could materially differ from our initial estimates.

Estimated useful lives and residual values of aircraft and equipment — We record property and equipment at historical cost, less accumulated depreciation, which is charged to expense on a straight-line basis over the estimated useful life of the related asset. Effective January 1, 2024, we adjusted the estimated useful life of certain aircraft, rotable spare parts, and engines from 22.0 to 26.0 years to more closely align with market data impacting our fleet usage pattern, including LLP. Estimated useful lives and residual values for each asset class are as follows:

Asset Class	Current Useful Life Effective January 1, 2024 (Years)	Previous Useful Life Effective December 31, 2023 and Prior (Years)	Residual Value
Building	39.0	39.0	—
Regional jet aircraft	26.0	22.0	0.0% – 10.0%
General aviation aircraft, engines, and flight equipment	10.0 – 26.0	10.0 – 22.0	0.0% – 50.0%
Office equipment and leasehold improvements	3.0 – 20.0	3.0 – 20.0	—
Income taxes — We have generated significant NOLs for U.S. federal income tax purposes primarily from accelerated depreciation on owned aircraft. As of December 31, 2025, we had estimated NOLs of approximately $300 million for U.S. federal income tax purposes, which begin to expire in 2036.
The future use of NOLs is limited to the extent that the utilization of deferred tax assets and other carry forwards becomes uncertain in future years. If such conditions exist, we will be required to record a valuation allowance for deferred tax assets not expected to be utilized at the time that it becomes more likely than not that we will not generate sufficient taxable income to realize our NOL deferred tax assets and establish or adjust our valuation allowance if such conditions exist. In evaluating the likelihood of utilizing our net deferred income tax assets, significant judgments include limitations on utilization, our recent history of profitability, forecasts of our taxable income trends, and future impacts of taxable temporary differences.
The Company cannot conclude that it is more likely than not that the benefit from certain Federal and state NOL carryforwards will be realized. In recognition of this uncertainty, the Company has provided a valuation allowance of $82.7 million and $36.4 million as of December 31, 2025 and 2024, respectively, on the deferred tax assets related to these NOL carryforwards. During the year ended December 31, 2025, there was an adjustment of $58.7 million to the valuation allowance as a result of IRC Sec 382 limitation due to the ownership change caused by the Merger, and the unlikelihood of fully utilizing the deferred tax assets. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.
Accounting for the Merger with Mesa Air Group, Inc — The Merger is accounted for as a reverse acquisition under provisions of FASB ASC 805, Business Combinations, using the acquisition method of accounting. Legacy Republic is designated the accounting acquirer and legal acquiree for financial reporting purposes on the basis that, immediately following consummation of the Merger, (i) shareholders of Legacy Republic hold a substantial majority of the voting interest in the Company, (ii) Legacy Republic designated six of seven director positions on the Company’s Board, and (iii) senior management of Legacy Republic retained all named executive officer positions within the Company following the Merger. The accounting for the Merger as a reverse acquisition resulted in the issuance and relinquishment of 11.9% of the pre-Merger voting interest in Legacy Republic as consideration in exchange for certain net assets of Mesa, which is measured at the acquisition date fair value of the consideration exchanged. To record the assets acquired and liabilities assumed as a result of the Merger with Mesa Parent, we performed a purchase price allocation utilizing the best information available to management. We recognized the identifiable assets acquired and the liabilities assumed at their estimated fair values on the acquisition date. Any excess Merger consideration exchanged over the fair value of net assets acquired was recorded to goodwill. Determining the fair value of these items requires management’s judgment, and more often than not the utilization of independent valuation specialists. Additionally, the determination of what is a part of and separate from the business combination requires management’s judgment in the application of FASB ASC 805, Business Combinations. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change between the preliminary allocation and end of the purchase price allocation period. Management will continue to evaluate these estimates and assumptions should new information become available, and adjustments may be recorded to the fair value of the assets acquired and liabilities assumed as soon as practicable, but no later than November 25, 2026. For more information on our acquisitions and application of the acquisition method, see Note 3, Merger with Mesa Air Group, Inc. in the notes to the consolidated financial statements.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, included in the notes to the consolidated financial statements included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Aircraft Fuel
Pursuant to our capacity purchase agreements, American Airlines, Delta Air Lines, and United Airlines have agreed to bear the economic risk of fuel price fluctuations on our contracted flights.
Interest Rates
Our earnings and cash flows can be affected by changes in interest rates from interest expense on variable-rate debt instruments and interest income on marketable securities. The majority of our long-term debt portfolio is currently protected from this risk, as 84.2% of our debt is at a fixed rate. The effect to interest expense from increased market interest rates is expected to be offset by interest income available to us on our marketable securities, therefore having a minimal impact to our results of operations.
We currently have secured borrowings on a portion of the Aviation Campus and the ability to finance the remaining elements and the acquisition of aircraft through third-party leases or secured borrowings. Changes in prevailing market interest rates may impact the actual cost to obtain financing on these assets. To the extent that we place these aircraft in service under our CPAs, our reimbursement rates may not be adjusted to reflect any changes in underlying ownership costs. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.
Labor and Inflation Risk
The global economy has experienced, and continues to experience, high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.
As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our CPAs. Wages and benefits expenses represented 50.6% of our total operating expenses for the year ended December 31, 2025. For illustrative purposes, a hypothetical increase of 25% of our wages and benefits during the year ended December 31, 2025, would have increased our operating expenses by approximately $190.7 million.
Our inability or failure to offset material increases in costs due to inflation and/or labor costs could harm our business, financial condition, and operating results. Additionally, in the event we are unable to hire and retain qualified pilots and other operational personnel, including flight attendants and maintenance technicians, we may be unable to operate requested flight schedules under our CPAs, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and could harm our business, financial condition, and operating results.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Republic Airways Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, mezzanine equity and shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Other Matter
As discussed in Note 5, Revenues, and Note 16, Related Party Transactions, to the financial statements, substantially all revenues are derived from capacity purchase agreements with American Airlines, Inc., Delta Air Lines, Inc. and United Airlines, Inc. (the “Partner Airlines”). Further, each of the Partner Airlines are related parties through their ownership of the Company’s common stock. Our opinion is not modified with respect to this matter.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Merger with Mesa Air Group, Inc.—Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
On November 25, 2025, the Company completed a merger with Mesa Air Group, Inc. The merger was accounted for as a reverse acquisition, with the Company as the accounting acquirer of Mesa Air Group, Inc.
We identified the evaluation of the accounting for the merger with Mesa Air Group, Inc. as a critical audit matter due to (i) the level of judgment required by management related to the determination of the accounting acquirer and the assessment of the transaction as a reverse acquisition and (ii) the degree of auditor judgment and audit effort in evaluating the Company’s determination of the accounting acquirer, assessment of the transaction as a reverse acquisition and the application of a reverse acquisition for financial reporting purposes.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reverse acquisition included the following, among others:
•We evaluated the Company’s determination of the (i) accounting acquirer and (ii) accounting model as a reverse acquisition.
•We inspected minutes of Board of Directors’ meetings, executed merger transaction agreements, and other information to assess the nature and structure of the merger in evaluating management’s conclusions.
•We evaluated the consideration transferred by recalculating shares issued using the exchange ratio in the merger agreement.
•We tested the retrospective application of the reverse acquisition to all outstanding common shares and restricted stock units.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
March 18, 2026
We have served as the Company’s auditor since 1998.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 and 2024
(In millions, except share and per share amounts)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134.3	$110.5
Marketable securities	162.2	191.5
Restricted cash	23.4	21.4
Receivables, net of provisions for credit losses of $2.5 and $1.7, respectively	21.0	9.8
Receivables—related parties	69.2	31.1
Inventories	88.5	63.0
Other current assets	26.2	15.0
Other current assets—related parties	15.9	11.0
Total current assets	540.7	453.3

Property and equipment, net	2,410.0	2,109.5
Operating lease right-of-use assets	131.7	122.9
Goodwill	122.5	2.1
Other non-current assets	40.0	45.0
Other non-current assets—related parties	31.7	35.0
TOTAL ASSETS	$3,276.6	$2,767.8

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and finance leases	$202.0	$259.6
Current portion of operating lease liabilities	16.5	13.5
Accounts payable	96.2	37.2
Accrued and other liabilities	219.8	168.9
Accounts payable and accrued and other liabilities—related parties	39.8	9.9
Total current liabilities	574.3	489.1

Long-term debt and finance leases – less current portion	882.9	752.2
Operating lease liabilities – less current portion	123.9	117.6
Other non-current liabilities	42.9	44.8
Other non-current liabilities—related parties	103.2	41.8
Deferred income taxes	220.9	206.0
Total liabilities	1,948.1	1,651.5

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

MEZZANINE EQUITY (1) (Note 14):
Restricted stock units (“RSUs”), zero and 2,892,094 authorized; zero and 102,901 shares issued and outstanding, respectively	—	5.8
SHAREHOLDERS’ EQUITY (1):
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 45,713,286 and 38,993,300 shares issued and outstanding, respectively	—	—
Additional paid-in capital	620.0	478.0
Accumulated earnings	708.5	632.5
Total shareholders’ equity	1,328.5	1,110.5
TOTAL LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY	$3,276.6	$2,767.8
(1)Mezzanine equity and shareholders’ equity have been retrospectively adjusted to apply the Exchange and Reverse Stock Split as discussed in Note 3, Merger with Mesa Air Group, Inc.
See accompanying notes to the consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023
(In millions, except per share amounts)

	2025	2024	2023
REVENUES (1)	$1,676.5	$1,474.0	$1,429.1
OPERATING EXPENSES:
Wages and benefits	762.6	677.2	654.8
Aircraft and engine rent	0.7	3.6	6.1
Maintenance and repair	280.6	268.0	254.1
Maintenance and repair—related parties	40.3	43.2	31.2
Depreciation and amortization	126.3	117.0	159.4
Executive separation and Merger-related items (Note 4)	47.1	3.2	0.3
Other	249.3	225.1	197.7
Other—related parties	1.3	(0.3)	(9.8)
Total operating expenses	1,508.2	1,337.0	1,293.8

OPERATING INCOME	168.3	137.0	135.3

OTHER INCOME (EXPENSE):
Investment income and other, net	5.7	7.6	1.8
Interest expense	(60.6)	(57.7)	(49.1)
Total other expense, net	(54.9)	(50.1)	(47.3)

INCOME BEFORE INCOME TAXES	113.4	86.9	88.0
INCOME TAX EXPENSE	37.2	22.3	33.2
NET INCOME	$76.2	$64.6	$54.8

NET INCOME PER COMMON SHARE—BASIC	$1.90	$1.65	$1.40
NET INCOME PER COMMON SHARE—DILUTED	1.87	1.62	1.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	40.0	39.1	39.1
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	40.7	39.8	39.7
(1)Substantially all of the Company’s revenues are derived from related parties during the years ended December 31, 2025, 2024, and 2023. Refer to Note 16, Related Party Transactions and Note 5, Revenue Recognition.
See accompanying notes to the consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023
(In millions, except share and per share amounts)

	Mezzanine Equity (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
Balance at January 1, 2023	98,965	$3.5	38,993,300	$—	$478.0	$513.1	$991.1
Net income	—	—	—	—	—	54.8	54.8
Share based compensation	—	1.2	—	—	—	—	—
Repurchase and retirement of common stock	(14,622)	(0.2)	—	—	—	—	—
Issuance of restricted stock units	18,558	0.3	—	—	—	—	—
Balance at December 31, 2023	102,901	$4.8	38,993,300	$—	$478.0	$567.9	$1,045.9
Net income	—	—	—	—	—	64.6	64.6
Share based compensation	—	1.0	—	—	—	—	—
Balance at December 31, 2024	102,901	$5.8	38,993,300	$—	$478.0	$632.5	$1,110.5
Net income	—	—	—	—	—	76.2	76.2
Share based compensation	—	14.1	—	—	5.2	—	5.2
Issuance of restricted stock units	1,476,764	0.9	38,914	—	—	—	—
Repurchase and retirement of common stock	(594,570)	(8.9)	(11,019)	—	—	(0.2)	(0.2)
Reclassification of U.S. Treasury Warrants from liability awards to equity awards	—	—	—	—	7.4	—	7.4
Reclassification of RSUs from mezzanine equity	(985,095)	(11.9)	985,095	—	11.9	—	11.9
Issuance of common stock, par value $0.001 in connection with the Merger	—	—	2,853,542	—	59.8	—	59.8
Issuance of common stock, par value $0.001 deposited to escrow (2)	—	—	2,853,454	—	57.7	—	57.7
Balance at December 31, 2025	—	$—	45,713,286	$—	$620.0	$708.5	$1,328.5
(1)Mezzanine equity and shareholders’ equity have been retrospectively adjusted to apply the Exchange and Reverse Stock Split as discussed in Note 3, Merger with Mesa Air Group, Inc.
(2) See Note 3, Merger with Mesa Air Group, Inc. for further considerations of Escrow Shares.
See accompanying notes to the consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, and 2023
(In millions)

	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$76.2	$64.6	$54.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	126.3	117.0	159.4
Deferred income taxes	33.9	17.2	29.3
Stock-based compensation expense	20.2	1.0	1.5
Other, net	8.3	11.9	18.6
Other, net—related parties	(2.4)	(6.1)	(18.5)
Changes in certain assets and liabilities, net of effects of the Merger:
Receivables	30.5	(2.5)	(0.2)
Receivables—related parties	(38.0)	(8.4)	55.5
Inventories (1)	0.4	(2.1)	4.6
Other assets	(15.8)	(10.9)	(3.8)
Other assets—related parties	(1.6)	(20.6)	(8.2)
Accounts payable and other current liabilities	(9.9)	25.1	32.8
Accounts payable and other current liabilities — related parties	29.9	(0.9)	(0.8)
Other non-current liabilities	0.2	5.0	3.4
Other non-current liabilities—related parties	63.8	35.8	0.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	322.0	226.1	329.2

INVESTING ACTIVITIES:
Purchase of property and equipment (1)	(396.9)	(226.7)	(378.1)
Proceeds from insurance, sale of property, and other equipment	0.7	86.1	133.5
Pre-delivery deposits paid (1)	(13.8)	(32.9)	(13.5)
Cash acquired in connection with the Merger	22.8	—	—
Purchases of marketable securities and investments	(176.2)	(187.3)	(282.8)
Proceeds from the sale of marketable securities	212.5	255.3	120.0
NET CASH USED IN INVESTING ACTIVITIES	(350.9)	(105.5)	(420.9)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	299.4	177.3	476.6
Payments on debt and finance lease obligations	(231.6)	(240.1)	(260.1)
Payments on early debt extinguishment	—	(37.4)	(101.0)
Payments for U.S. Treasury Warrant redemption	(1.1)	—	—
Taxes paid for the net share settlement of restricted stock units	(9.1)	—	(0.2)
Other, net	(2.9)	(2.0)	(8.2)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	54.7	(102.2)	107.1

NET CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	25.8	18.4	15.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	131.9	113.5	98.1
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	157.7	131.9	113.5

CASH PAID FOR:
Interest, net of capitalized amounts	$58.8	$56.0	$44.4
Income taxes, net of refunds	2.8	5.7	3.3
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Non-cash Merger purchase consideration (Note 3)	120.2	—	—
Property and equipment acquired, but not paid	13.4	7.6	15.0
Parts credits received from aircraft and engine manufacturers	6.1	4.0	6.7
Parts credits received from aircraft and engine manufacturers—related parties	1.4	0.5	1.4
Parts credits used from aircraft and engine manufacturers	—	0.5	—
(1)The Company made net aircraft, pre-delivery deposit payments, and inventory and rotable spare part purchases from its original equipment manufacturer, a related party, of $289.7 million, $168.2 million, and $294.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
See accompanying notes to the consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS DECEMBER 31, 2025, 2024 AND 2023
1.    ORGANIZATION & BUSINESS
Republic Airways Holdings Inc. (the “Company” or the “Parent”) is a Delaware holding company conducting substantially all of its operations through its wholly-owned regional air carrier subsidiaries, Republic Airways Inc. (“Republic Airways”) and Mesa Airlines, Inc. (“Mesa” or “Mesa Airlines”). The Company regularly provides scheduled passenger service on approximately 1,300 flights daily to approximately 130 cities in the United States, Canada, Mexico, and the Caribbean operating under the American Eagle, Delta Connection, and United Express brands through the Company’s partnerships with American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta Air Lines”), and United Airlines, Inc. (“United Airlines”) (collectively, our “Partners” or “Partner Airlines”) under fixed-fee capacity purchase agreements (“CPA,” or collectively, our “CPAs”). The Company’s operating subsidiaries, Republic Airways and Mesa Airlines, exclusively operate the Embraer E170/175 family of aircraft among our Partner Airlines’ hub and focus cities.
On November 25, 2025, the Company and Mesa Air Group, Inc. (“Mesa Parent”), former parent company of Mesa Airlines, completed the Merger of Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”). The legal entity Mesa Air Group, Inc. continued as the surviving corporation; however, upon completion of the Merger, the legal entity was renamed Republic Airways Holdings Inc. The Company, on a pre-Merger basis, is referred to as “Legacy Republic.” The Company includes the operations of Legacy Republic and, beginning on November 25, 2025, also includes the operations, financial position, and cash flows of the former entity Mesa Air Group, Inc. and its wholly-owned subsidiaries. See Note 3, Merger with Mesa Air Group, Inc.
The Company also operates its Leadership In Flight Training Academy (“LIFT Academy”) with a mission to attract a new generation of aviation professionals to commercial aviation by providing superior flight training, while addressing the economic, regulatory, and structural barriers to entry to the aviation industry by offering its graduates a defined career pathway to First Officer with Republic Airways. The Company also operates Bridge Air with a dedication to helping aviation professionals achieve their dream of becoming a commercial airline pilot as quickly, safely, and inexpensively as possible.
Aircraft under operation for each of our Partner Airlines as of December 31, 2025 are as follows:

Aircraft (1) (2)	American Airlines	Delta Air Lines	United Airlines	Total Aircraft
E170	13	11	4	28
E175	79	46	122	247
Total	92	57	126	275
(1)Represents the minimum operational fleet out of a total of 280 aircraft as of December 31, 2025, excluding five spare aircraft.
(2)Excludes 31 aircraft leased to American Airlines as of December 31, 2025.
Capacity purchase agreements—Each of our ﬁxed-fee CPAs are structured so that revenues are generally derived from (i) a ﬁxed fee per departure, ﬂight hour, and/or block hour of time incurred in addition to overall aircraft in service and aircraft per day fees, payable on a monthly basis; and (ii) a premium amount, which is earned by maintaining a minimum aircraft utilization and exemplary operating results. We additionally receive reimbursement from our Partner Airlines for direct expenses incurred, such as qualifying maintenance activities, insurance, and property taxes.
Certain charges such as fuel and landing fees are generally paid directly by the Partner Airlines, although the charges were incurred by the Company in ongoing operations. The Company refers to these charges as “Partner direct charges.” Pass-through charges are primarily recorded to revenues and the corresponding operating expense on a gross basis. Pass-through charges recorded on a net basis are not material.

Pursuant to our ﬁxed-fee capacity purchase agreements, the Company provides passenger service on behalf of American Airlines, Delta Air Lines, and United Airlines, authorizing us to use the Partner Airlines’ two-character ﬂight designator codes (American Airlines—“AA,” Delta Air Lines—“DL,” and United Airlines—“UA”) to identify our ﬂights and fares directly within each Partner’s reservation systems, and to outfit our interior and exterior aircraft livery with Partner Airlines’ colors, logos, and service marks, allowing for joint marketing of our ﬂights by the operating regional air carrier and each of our Partner Airlines. Passenger tickets are issued by each of our Partner Airlines, who therefore bear the risk associated with fare competition and management of seat inventory. In addition, under the Company’s ﬁxed-fee arrangements with American Airlines, Delta Air Lines, and United Airlines, passengers of the Company are eligible for participation in the Partner Airlines’ frequent ﬂyer loyalty programs: AAdvantage®, SkyMiles®, and MileagePlus®, respectively. Support services such as reservations, ticketing, ground handling services, fuel procurement, commuter slot rights, and airport facilities are additionally provided by the Partner Airlines. Significant provisions to our CPAs, which are amended from time to time, are discussed in Note 5, Revenue Recognition.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Republic Airways Holdings Inc. and its wholly-owned subsidiaries. Beginning November 25, 2025 and in conjunction with the Merger, the consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation, including additional captions for Other current assets — related party and Stock-based compensation expense on the accompanying financial statements. Also, see Note 4, Executive Separation and Merger-Related Items.
Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities, reported amounts of revenues and expenses, and the related disclosures thereto as of and during the periods presented, which management reassesses and evaluates on an ongoing basis. Significant estimates include but are not limited to (i) revenue recognition, (ii) estimated useful lives and residual values of aircraft and equipment, (iii) provision for income taxes, (iv) estimated fair value assumptions supporting the fair value of certain investments, put options, and warrants, and (v) provisional estimated fair value assumptions used to determine the fair values of assets acquired and liabilities assumed in the Merger in conjunction with the application of the acquisition method of accounting for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 3, Merger with Mesa Air Group, Inc. In addition, based on the nature of the CPA relationships, the Company estimates operating costs for certain reimbursable pass-through charges and records revenues based on these estimates. Actual results could materially differ from our initial estimates.
Cash, cash equivalents and restricted cash—Cash and cash equivalents consists of cash on-hand and short-term, highly liquid investments with maturities of three months or less when acquired. Substantially all of our cash on-hand is held with six financial institutions. Restricted cash primarily includes cash in escrow to secure letters of credit issued for workers’ compensation claim reserves, construction activities, student loan guarantees, and deposits with various airport authorities.
Investments—The Company holds investments in debt and equity securities, stock warrants and put options, and equity method investments. Investments classified as marketable securities relate primarily to U.S. Treasury securities and are recorded to marketable securities in the consolidated balance sheets. The Company designates securities as trading, available-for-sale, or held-to-maturity, as applicable, at the time of acquisition and are subsequently measured at fair value or amortized cost at each reporting date. All of the Company’s investments in marketable securities were held for trading purposes during the years ended December 31, 2025, 2024, and 2023, and as a result, realized and unrealized gains and losses are recorded to investment income and other, net in the consolidated statements of operations, representing Level 1 fair value measurements as defined in FASB ASC 820, Fair Value Measurement.

Non-current investments are investments with maturities greater than 12 months, described below, or investments which management of the Company intends to hold for a period greater than 12 months. Non-current investments are subject to provisions of FASB ASC 321, Investments, and are recorded to other non-current assets in the consolidated balance sheets at their acquisition date fair value and subsequently measured to fair value at each reporting date. Non-current investments are Level 1 fair value measurements as defined in the FASB ASC 820, Fair Value Measurement, fair value hierarchy. Realized and unrealized gains and losses are recorded to investment income and other, net in the consolidated statements of operations.
The Company is additionally a warrant holder for stock warrants issued to certain initial investors in conjunction with our strategic partnership with EVE Holdings Inc. (“EVE”) for the development of electric vertical takeoff and landing (“eVTOL”) aircraft, exercisable through May 2027. Also related to our strategic relationship with EVE, the Company holds a put option attached to shares held in EVE equity that is exercisable on demand through May 2032. Stock warrants and the put option are characterized as financial instruments and are initially recorded and subsequently measured to fair value at each reporting date. Such amounts are recorded to other non-current assets in the consolidated balance sheets. Unrealized gains and losses are recorded to investment income and other, net in the consolidated statements of operations.
Equity method investments are initially measured at cost and subsequently adjusted for the Company’s proportionate share of income or loss of the investee and recorded to other non-current assets in the consolidated balance sheets in accordance with FASB ASC 323, Investments—Equity Method and Joint Ventures. The Company’s portion of income or loss generated by these investments are included as part of investment income and other, net in the consolidated statements of operations. The Company routinely monitors its investments for factors that may indicate a potential decline in value that is other than temporary.
The Company holds a 43.6% ownership interest in Hyannis Air Service Inc. d/b/a Cape Air and Nantucket Airlines (“Cape Air”). The investment is meant to foster a strategic workforce relationship between the participating airlines. Upon completion of flight training at LIFT Academy, certain graduates can acquire First Officer and Captain experience at Cape Air until they have met experience requirements to fly with the Company. The Cape Air investment is accounted for under the equity method of accounting. As of December 31, 2025 and 2024, the Company’s investment totaled $15.3 million and $15.0 million, respectively, and is included in other non-current assets in the consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.3 million of earnings, a $0.1 million loss, and a $3.8 million loss in Cape Air, respectively, recorded to investment income and other, net, in the consolidated statements of operations.
Fair value of financial instruments—The Company measures cash and cash equivalents, restricted cash, debt and equity securities, warrants, and put options at fair value on a recurring basis. Fair value, which is defined as an exit price related to the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, is measured using a combination of valuation practices as follows, as applicable:
Market approach—a valuation technique using prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities (or groups of assets and liabilities).
Income approach—valuation approach which converts future amounts to a single current (discounted) amount and is determined on the basis of the value indicated by current market expectations about those future amounts.
The Company classifies its fair value measurements based on the fair value hierarchy defined in ASC 820, Fair Value Measurement, which prioritizes the inputs used in determining fair value as follows:
Level 1    Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2    Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3    Unobservable inputs for the asset or liability.

Inventories—Inventories consist of spare aircraft parts and supplies, which are charged to expense as consumed in the Company’s operations. Aircraft inventory is stated at weighted average cost at the lower of cost or its net realizable value. Inventory valuation adjustments are recorded to maintenance and repair expense in the consolidated statements of operations. The inventory valuation adjustments for the years ended December 31, 2025, 2024, and 2023 were $1.1 million, $2.2 million, and $0.8 million, respectively.
Assets held for sale—The Company classifies assets as held for sale when (i) management commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to occur within one year, among other conditions. Assets designated as held for sale are recorded to other current assets in the consolidated balance sheets at the lower of their current carrying values or their fair market values, less costs to sell, beginning in the period in which the assets meet the criteria to be classified as held for sale. The account balance is not material.
Property and equipment—The Company records property and equipment at its historical cost, less accumulated depreciation, which is charged to expense on a straight-line basis over the estimated useful life of the related asset. Effective January 1, 2024, the Company adjusted the estimated useful life of certain aircraft, rotable spare parts, and engines from 22.0 to 26.0 years to more closely align with market data impacting our fleet usage pattern. The change in accounting estimate decreased depreciation and amortization expense by $50.5 million for the year ended December 31, 2024 on then-current fleet assets. Estimated useful lives and residual values for each asset class are as follows:

Asset Class	Current Useful Life Effective January 1, 2024 (Years)	Previous Useful Life Effective December 31, 2023 and Prior (Years)	Residual Value
Building	39.0	39.0	—
Regional jet aircraft	26.0	22.0	0.0% – 10.0%
General aviation aircraft, engines, and flight equipment	10.0 – 26.0	10.0 – 22.0	0.0% – 50.0%
Office equipment and leasehold improvements	3.0 – 20.0	3.0 – 20.0	—
Management reviews asset groups for impairment when events and business circumstances indicate carrying values of assets may not be recoverable. In such circumstances, management evaluates undiscounted cash flows expected to be generated by the respective asset group in comparison to its carrying value. Impairment charges, if any, are measured based on the excess carrying value over estimated fair value of the asset group. No impairment charges were recognized during the years ended December 31, 2025, 2024, and 2023.
Goodwill—Goodwill represents the excess of consideration exchanged over the fair value of identifiable assets acquired and liabilities assumed in conjunction with a business combination. Goodwill is initially recognized to comply with ASC 805, Business Combinations. Goodwill is assigned to the relevant reporting unit and is reviewed at least annually on October 31, or more frequently, if conditions indicate the carrying value of goodwill may not be recoverable to comply with provisions of ASC 350, Intangibles – Goodwill and Other.
The changes in the carrying amount of goodwill for the years ended December 31, 2025, 2024, and 2023 are as follows:

(in millions)	Balance as of 12/31/2025	Additions	Balance as of 12/31/2024	Additions	Balance as of 12/31/2023	Additions	Balance as of 1/1/2023
Carrying amount of goodwill	$122.5	$120.4	$2.1	—	$2.1	$2.1	—
The Company recorded no impairments during the years ended December 31, 2025, 2024, and 2023.
Manufacturer incentives—The Company’s aircraft and original equipment manufacturers periodically provide credits and rebates toward aircraft and equipment part purchases. Incentives associated with aircraft and equipment are applied as a reduction to the aircraft and equipment purchase price upon delivery, effectively reducing depreciation expense on a straight-line basis over aircraft and engine useful lives.

Income taxes—The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits to the extent that it is more likely than not they will be realized based on available evidence. The Company establishes liabilities for uncertain positions taken or expected to be taken in income tax returns, using a more-likely-than-not recognition threshold. The Company utilizes the enacted tax rate of 21.0% for federal income tax purposes. See Note 11, Income Taxes.
Aircraft maintenance and repair—Aircraft maintenance and repair charges, including line maintenance, routine overnight maintenance, auxiliary power units, and airframe and engine overhaul are accounted for using the direct expense method.
In addition, the Company enters into long-term maintenance agreements that fix certain costs related to engines and other airframe components. Risks associated with these arrangements have been transferred to maintenance providers, and therefore, corresponding maintenance charges are recognized as power-by-the-hour contracts at a level rate per hour, subject to customary minimum utilization requirements. See Note 12, Commitments.
Mezzanine equity—During the year ended December 31, 2020, the Company adopted the 2020 Omnibus Incentive Plan in which restricted stock units (“RSUs”) were issued to members of the Board of Directors and key members of management. RSUs are conditionally redeemable upon the occurrence of events that are not solely within control of the issuer of the securities. As such, RSUs are classified as mezzanine (temporary) equity as to convey that these shares may not have a permanent equity classification. All of the Company’s RSUs classified as mezzanine equity were reclassified to common stock and additional paid-in-capital at consummation of the Merger. See Note 14, Mezzanine Equity and Capital Transactions.
Shareholders’ equity—Shareholders’ equity consists of preferred stock, par value $0.001, 500,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024; common stock, par value $0.001, 5,000,000,000 shares authorized, 45,713,286 shares and 38,993,300 shares issued and outstanding, respectively, as of December 31, 2025 and 2024. Additional paid-in capital consists of capital amounts contributed in excess of par value.
In conjunction with the Merger, Mesa Air Group, Inc. effectuated a 15-for-1 reverse stock split (the “Reverse Stock Split”). Further, in conjunction with the Merger closing, the Company received 38.9933 shares of common stock of legacy Mesa Air Group in exchange for and cancellation of each outstanding share of legacy Republic Airways common stock immediately prior to the Merger (the “Exchange”). Presentation of shareholders’ equity as of December 31, 2025 and 2024 retrospectively applies the Reverse Stock Split and the Exchange to consistently conform and to comply with the relevant provisions of ASC 505, Shareholders’ Equity.
The Company additionally holds an equity participating right of $2.3 million as of December 31, 2025 for the settlement of shares held in escrow for the final settlement of consideration exchanged in the Merger, which is recorded as a reduction to additional paid-in capital in the consolidated balance sheets. See Note 3, Merger with Mesa Air Group, Inc.
U.S. Treasury Warrants—In 2020 and 2021, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) payroll support program (“PSP”) and extensions, the Company issued to the U.S. Treasury warrants (the “U.S. Treasury Warrants”) to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loans (“PSP Loan”). The warrants have a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants was estimated using the Black-Scholes option pricing model. The current holder of the warrants exercised 315,534 warrants during the year ended December 31, 2025. The Company settled the exercise through net cash disbursements totaling $1.1 million to the holder. As of November 25, 2025, the U.S. Treasury Warrants were reclassified from liability awards to equity awards upon the closing of the Merger as the Company may elect a cash or net share settlement. Prior to the Merger, as the Company’s common stock was not listed on a national securities exchange, the Company was required to net cash settle. As of December 31, 2025, the Company had 691,701 warrants issued and outstanding. On January 30, 2026, the Company adopted the Omnibus Amendment with the U.S. Treasury to settle the outstanding U.S. Treasury Warrants as of December 31, 2025 in cash. The U.S. Treasury Warrants were settled on February 18, 2026 totaling $5.3 million. As of February 18, 2026, the Company has no remaining warrants outstanding. The Company did not issue any warrants for the years ended December 31, 2025 and 2024.
Measurement of U.S. Treasury Warrants represents a Level 3 fair value measurement within the fair value hierarchy as defined by ASC 820, Fair Value Measurement. Fair value adjustments are recorded to investment income and other, net in the consolidated statements of operations. See Note 6, Fair Value Measurements.
Net income per common share—Basic and diluted net income per common share were as follows:

	Year Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Numerator:
Net Income	$76.2	$64.6	$54.8

Denominator:
Weighted-average common shares outstanding - basic	40,020,266	39,096,437	39,084,367
Dilutive effects of restricted stock units	605,389	662,838	569,606
Dilutive effects of U.S. Treasury Warrants	31,865	—	—
Adjusted weighted-average common shares outstanding - diluted	40,657,520	39,759,275	39,653,973

Net income per common share:
Basic	$1.90	$1.65	$1.40
Diluted	$1.87	$1.62	$1.38
Basic net income per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The number of incremental shares from the assumed issuance of shares relating to restricted stock units and the exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. 344,237 weighted-average shares have been excluded from the calculation of diluted net income per common share for each period presented, as the related performance conditions have not been met.
Segment information—The Company is organized and operates as one operating and reportable segment: regional airline services. Substantially all of the Company’s revenues are derived from customers within the United States.
This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses income before income taxes, as reported in our consolidated statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our consolidated balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as presented on the consolidated statements of operations.
Recent accounting pronouncements—In December 2023, the FASB issued ASU 2023-09—Improvement to Income Tax Disclosures (Topic 740), to provide clarifying guidance on the transparency of income tax disclosures. ASU 2023-09 is effective for public entities for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on December 31, 2025 and applied the new disclosure requirements retroactively. Prior period disclosures have been adjusted to reflect the new disclosure requirement. The impact of the implementation to the consolidated financial statements and related disclosures was not material. See Note 11, Income Taxes in the accompanying notes to the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to provide investors with more granular detail on cost of sales, and selling, general, and administrative expenses. ASU 2024-03 is effective for public entities for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the standard will have to the consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03—Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the guidance in ASC 805, Business Combinations, on identifying the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). ASU 2025-03 is effective for public entities with fiscal years beginning after December 15, 2026 with early adoption permitted. The Company early adopted ASU 2025-03 on January 1, 2025, and the impact of the implementation to the consolidated financial statements was not material.
In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to improve the guidance related to the capitalization of software development costs. ASU 2025-06 is effective for public entities for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the standard will have to the consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the current requirements under Topic 270. The ASU provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public entities for interim periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact the standard will have to the consolidated financial statements and related disclosures.
3.    MERGER WITH MESA AIR GROUP, INC.
On November 25, 2025, Legacy Republic completed the Merger with Mesa Parent with the Mesa Parent legal entity continuing as the surviving corporation. Upon closing of the Merger, Mesa Parent was renamed Republic Airways Holdings Inc. The business conducted by the surviving corporation following completion of the Merger is primarily the business conducted by Legacy Republic, and beginning on November 25, 2025, includes the financial position, results of operations, and cash flows of pre-Merger Mesa Parent and subsidiaries, and is referred to on a post-Merger basis as the “Company.” The Company is led by executive leadership of Legacy Republic. Legacy Republic designated six of seven directors to the Board of Directors of the Company, while Mesa Parent designated one of seven directors.
Legacy Republic and Mesa Parent pursued the Merger in order to enhance the scale of the combined company, both financially and operationally, to create a larger single fleet type and to provide for greater access to capital markets. In addition, the Company pursued the Merger in order to obtain extended termination dates under a new 10-year CPA with United Airlines.
In connection with the Merger and immediately prior to the effective time of the Merger (the “Effective Time”), Mesa Parent converted from a Nevada corporation to a Delaware corporation pursuant to a plan of conversion (the “Conversion”). At the Effective Time, each share of Legacy Republic common stock, par value $0.001 per share, (excluding (i) shares to be cancelled pursuant to the Merger Agreement and (ii) any dissenting shares for which appraisal rights were properly demanded in accordance with Delaware law) was converted into the right to receive 38.9933 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of Mesa Parent common stock, par value $0.001, with cash paid in lieu of any fractional shares. Immediately prior to the Effective Time, each outstanding RSU in respect of shares of Legacy Republic common stock became vested and was cancelled. The Exchange Ratio gives effect to an unadjusted post-Merger capitalization of an 88.0% allocation to Legacy Republic pre-Merger shareholders, a 6.0%

allocation to Mesa pre-Merger shareholders, and a 6.0% allocation (the Escrow Shares discussed below) available for repayment of certain Mesa liabilities described below for the settlement of final working capital amounts and unsettled obligations of Mesa.
Further, Legacy Republic and Mesa Parent concurrently entered into the Three Party Agreement jointly with United Airlines to give effect to actions which facilitated an orderly wind down and disposition of certain assets, extinguishment of certain liabilities, and conditions not subject to the business combination and exchange of merger consideration. The Three Party Agreement provided for, among other things, completion of the following actions at and prior to the closing of the Merger:
(i) Termination of the United CPAs among Mesa and United Airlines;
(ii) Disposition by sale of certain Canadair Regional Jet (“CRJ”) aircraft, CRJ spare engines, an Embraer Regional Jet (“ERJ”) spare engine, and Boeing B-737 spare inventories;
(iii) Repayment of substantially all trade debts, long-term debts, and remaining liabilities of Mesa Parent and subsidiaries (“Mesa Net Debt”), utilizing the cash on hand of $19.6 million and cash proceeds from asset sales set forth in item (ii) above of $8.4 million. Upon depletion of Mesa Parent cash applied for the full and final satisfaction of trade debts, long-term debts, and remaining liabilities, United Airlines provided a one-time cash payment of $23.6 million for funding at Merger closing sufficient to discharge any obligations of Mesa Parent which remained outstanding at Merger close. As of November 25, 2025, all long-term debt encumbrances of Mesa Parent prior to Merger closing were discharged through repayment of amounts due or forgiveness by the counterparty;
(iv) Transfer of all Mesa rights and obligations related to its warrant and aircraft purchase agreements with Archer Aviation Inc. related to investments in, development of, and commitment for forward purchase of eVTOL aircraft to a third party;
(v) Extension of certain CPA terms between Mesa and United Airlines, including enhanced/increased rates retrospectively from January 2025 through termination of the CPAs concurrent with Merger closing, which enhanced the ability of Mesa to discharge those debts set forth in item (iii);
(vi) Issuance of 2,853,454 shares of common stock, par value $0.001, equivalent to approximately 6.0% of the issued and outstanding shares of the Company’s post-Merger common stock (the “Escrow Shares”).
Escrow Shares were settled February 9, 2026 following completion of a 60-day review and resolution period, which shares (a) first become allocable to United Airlines in exchange for the forgiveness and repayment of certain debts and obligations of Mesa; (b) second, to the extent any of the remainder become available to the Company to repay certain liabilities which were not known at Merger closing, and (c) third, to the extent of any remainder, become available on a pro rata basis to shareholders of Mesa immediately prior to consummation of the Merger and Merger-related agreements. During 2026, Escrow Shares of 2,744,348 were allocated to United Airlines in exchange for settlement and satisfaction of adjusted Mesa Net Debt of $51.7 million, and the residual 109,106 Escrow Shares were allocated to the Company, in satisfaction of the preceding item (b). Shares of common stock of the Company that were returned to the Company were retired upon receipt. No Escrow Shares were available for allocation to pre-Merger Mesa Parent shareholders.
The Company recorded an equity participation right of $2.3 million as of November 25, 2025 for the value of shares reallocated to the Company in final settlement of the Escrow Shares in the consolidated balance sheets and was included as a component of Merger consideration exchanged. Such amount was recorded as a reduction to additional paid-in-capital in the consolidated balance sheets. The effect of final allocation of the Escrow Shares results in an 88.1% interest in the Company held by pre-Merger Legacy Republic shareholders, a 6.0% interest in the Company held by pre-Merger Mesa Parent shareholders; and a 5.9% interest held by United Airlines, paid in full and final satisfaction of outstanding liabilities of Mesa Parent at Merger closing. The issuance of common stock to effectuate the Merger is as follows as of November 25, 2025:

Mesa common stock outstanding as of November 25, 2025 (1)	2,792,531
Issuance of Mesa Parent RSUs at vesting concurrent with closing of Merger	61,011
Total Mesa common stock	2,853,542
Republic common stock outstanding as of November 25, 2025	1,004,108
Shares of Republic RSUs issued and vested upon closing of Merger	21,156
Total Republic common stock	1,025,264
Exchange Ratio	38.9933
Resulting shares of Mesa common stock issued for Republic shares outstanding (2)	39,978,395
Issuance of Republic restricted stock units	1,264,210
Shares of common stock of Mesa before the application of the Three Party Agreement	44,096,147
Mesa common stock issued in accordance with the Three Party Agreement (6.0% of the total Mesa shares of common stock at closing of the Merger)	2,853,454
Total outstanding shares of common stock and restricted stock units as of November 25, 2025	46,949,601
(1)The amounts presented herein give effect to the Reverse Stock Split.
(2)Fractional shares were settled in cash.
On September 24, 2025, Mesa Parent effected a change in its fiscal year historically ending on September 30 to align with the fiscal year of the Company ending on December 31, which became effective on January 1, 2025.
Prior to the Merger, effective at 6:00 p.m. Eastern Time on November 24, 2025, Mesa Parent effected the Reverse Stock Split. The consolidated financial statements and notes thereto include the effect of the 15-for-1 reverse stock split.
Further, on November 25, 2025, the Company entered into a new 10-year CPA with United Airlines and Mesa, now a wholly-owned subsidiary of the Company, to operate 60 E175 aircraft owned by United Airlines and operated by Mesa. Upon effectiveness of the new CPA, the Company received $49.0 million as a non-refundable up front fee funded by United Airlines to compensate for Merger-related expenses, and is recognized ratably on a straight-line basis to revenues over the 10-year term of the related CPA and was recorded to accounts payable and accrued and other expenses—related parties and other non-current liabilities—related parties in the consolidated balance sheets. The CPA in effect immediately prior to consummation of the Merger between Mesa Parent, Mesa, and United Airlines was terminated.
The Merger is accounted for as a reverse acquisition under provisions of FASB ASC 805, Business Combinations, using the acquisition method of accounting. Legacy Republic is designated the accounting acquirer and legal acquiree for financial reporting purposes on the basis that, immediately following consummation of the Merger, (i) shareholders of Legacy Republic hold a substantial majority of the voting interest in the Company, (ii) Legacy Republic designated six of seven director positions on the Company’s Board, and (iii) senior management of Legacy Republic retained all named executive officer positions within the Company following the Merger. The accounting for the Merger as a reverse acquisition resulted in the issuance and relinquishment of 11.9% of the pre-Merger voting interest in Legacy Republic as consideration in exchange for certain net assets of Mesa, which is measured at the acquisition date fair value of the consideration exchanged.
Merger consideration
Total Merger consideration exchanged is $120.2 million, consisting primarily of common stock, par value $0.001 exchanged. Under the reverse acquisition method of accounting for the Merger in accordance with ASC 805, Business Combinations, the fair value of purchase price consideration is the fair value of hypothetical stock issued to Mesa Parent pre-Merger shareholders as an estimate of the relinquished value of equity by the accounting acquirer. Merger consideration as of November 25, 2025 was as follows:

Merger consideration (in millions, except share and per share amounts)
Total shares outstanding	46,949,601
Price per share at fair value (1)	$21.00
Implied enterprise value	$985.9
Republic equity relinquished (2)	11.9%
Equity Merger consideration at fair value	117.5
Other consideration at fair value	2.7
Total Merger consideration	$120.2
(1)Closing stock price of Mesa Parent common stock at close of business immediately prior to Merger closing, November 24, 2025.
(2)Includes settlement of Escrow Shares allocable to the Company accounted for as an equity participation right in the consolidated balance sheet as of November 25, 2025.
Fair values of assets acquired and liabilities assumed
The acquisition method of accounting to comply with ASC 805, Business Combinations, requires, among other things, that assets acquired and liabilities assumed are recognized on the consolidated balance sheet at fair value as of the acquisition date, with certain exceptions. The fair values of assets acquired and liabilities assumed were determined using market comparisons for like assets of similar vintage and condition.
We have completed valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the determination of fair values of assets acquired and liabilities assumed is preliminary and is subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Due to (i) the proximity of Merger-closing to the Company’s fiscal year end measurement date; (ii) the complexity of income tax estimates, and (iii) an ongoing Internal Revenue Service audit, management of the Company continues to evaluate its estimates and assumptions utilized to calculate fair values of inventories, property and equipment, goodwill, income taxes, accounts payable, and accrued and other liabilities as new information is obtained. Preliminary amounts reflected in the fair values of assets acquired and liabilities assumed will be adjusted to reflect new information obtained, as necessary, up to one year following Merger closing with corresponding adjustments to goodwill.

The Company recorded a preliminary allocation of Merger consideration to assets acquired and liabilities assumed based on their estimated fair values as of November 25, 2025. The following table summarizes the preliminary purchase price allocation, including resulting goodwill:

(in millions)	Provisional Fair Value
Assets acquired:
Cash and cash equivalents	$19.6
Inventories	19.5
Other current assets	14.5
Other current assets—related parties	25.7
Property and equipment	22.6
Deferred income taxes	19.0
Goodwill	120.4
Other non-current assets	8.9
Total assets acquired	250.2
Liabilities assumed:
Operating lease liability	6.6
Accounts payable	55.3
Accounts payable—related parties	0.7
Accrued expenses and other current liabilities	65.9
Accrued expenses and other current liabilities—related parties	0.5
Other non-current liabilities	1.0
Total liabilities assumed	130.0
Net assets acquired	$120.2
The composition of goodwill is principally derived from the assembled workforce of Mesa, whereby management derives a benefit from the aggregation of a highly-trained technical workforce which is not separable from goodwill. No other significant intangible assets are separately identifiable from goodwill. None of the goodwill is expected to be deductible for income tax purposes.
Additionally, the Company accounted for executive compensation for severance and consulting fees payable to Mesa Parent named executive officers separately from the Merger, as the negotiation and determination of such amounts, in part, were influenced by parties to the Three Party Agreement. Payment of $10.5 million was reimbursed by United Airlines for the related separation costs and was recorded on a net basis to executive separation and Merger-related items in the consolidated statements of operations and to accrued and other liabilities in the consolidated balance sheets as of December 31, 2025.
Results of operations of Mesa for the period from November 25, 2025 through December 31, 2025

(in millions)	2025
Revenues	$42.2
Net loss	(0.5)
Mesa’s net loss for the period from November 25, 2025 through December 31, 2025 includes the recognition of $6.6 million in expenses that were incurred from Merger closing and integration activities for the period then ended. See Note 4, Executive Separation and Merger-Related Items. The Company expects to incur expenses of this nature over the next 18 to 24 months.
Supplemental pro forma information
The following unaudited pro forma financial information presents a summary of the combined results of the Company and Mesa as if the acquisition had occurred on January 1, 2024. This pro forma information is for illustrative purposes only and does not purport to represent what the actual results of operations would have been if the acquisition had occurred on the assumed date, nor are they necessarily indicative of the results of operations that may be achieved in the future.

(in millions)	2025	2024
Revenues	$2,030.8	$1,934.8
Net income (loss)	2.7	(74.1)
4.    EXECUTIVE SEPARATION AND MERGER-RELATED ITEMS
The Company separately classified executive separation and Merger-related items in the consolidated statements of operations, as such amounts are not anticipated to be incurred each year on a recurring basis. Certain prior year balances have been reclassified to conform to current year presentation.
Executive separation—During the year ended December 31, 2025, Bryan K. Bedford, the Company’s former Chief Executive Officer, was nominated and subsequently confirmed for service as Administrator of the Federal Aviation Administration, thereby terminating his employment with the Company on July 1, 2025. Matthew Koscal, Executive Vice President and Chief Administrative Officer, was promoted to President and Chief Commercial Officer of the Company, and David Grizzle, Chairman of the Board of Directors of the Company, began serving as Chief Executive Officer upon Mr. Bedford’s retirement on July 1, 2025. The Company recorded aggregate cash and share based compensation expenses related to the modification and acceleration of restricted stock awards upon Mr. Bedford’s termination of $20.8 million and zero during the years ended December 31, 2025 and 2024 to executive separation and Merger-related items in the consolidated statements of operations, which includes $2.0 million related to subsequent remeasurements of Mr. Bedford’s awards. Further, during the year ended December 31, 2025, the Company announced that the Board of Directors expects to promote Matthew Koscal to the position of Chief Executive Officer within the year ending December 31, 2026, at which time David Grizzle will return to the position of non-executive Chairman of the Board of Directors. Any final succession decision will be determined at a future undetermined date, in the sole discretion of the Board of Directors.
Additionally, during the year ended December 31, 2025 and in connection with the Merger, the Company recognized net severance expense of $5.4 million related to the separation of Mesa Parent named executive officers.
Merger-related items—The Company incurred certain expenses for legal, audit, and advisory fees supporting Merger due diligence, registration of securities and SEC filings, Merger planning, and integration costs during the year ended December 31, 2025. Integration costs include the elimination of duplicate overheads and abandonment of certain operating agreements, including fleet-specific training and facilities. The Company has additionally incurred integration costs related to aircraft maintenance bridging, and standardization of crew training during the year ended December 31, 2025. All costs of this nature are presented in executive separation and Merger-related items in the consolidated statements of operations. Amounts incurred during the years ended December 31, 2024 and 2023 were reclassified to consistently conform presentation.
Executive separation and Merger-related items incurred during the years ended December 31 are as follows:

(in millions)	2025	2024	2023
Executive separation	$26.2	$—	$—
Merger-related items	20.9	3.2	0.3
Total	$47.1	$3.2	$0.3
5.    REVENUES
The Company accounts for contracts with our Partner Airlines under ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases, as applicable, when each party has committed to perform under the contract, each party’s rights and payment terms have been established, when the contract has commercial substance, and when collectability of amounts due under the contract is probable. Under CPAs with our Partner Airlines, the Company has committed to perform various flight services and maintenance activities classified as regional jet services. Within regional jet services, flight services represent a series of distinct activities accounted for as a single performance obligation satisfied over time as flights are completed. The Company recognizes certain maintenance activities as separate performance obligations, which are satisfied as the related distinct service is complete. Substantially all of the Company’s revenues are generated from regional jet services.
Revenues associated with regional jet services are generally derived from (i) a fixed fee per departure, flight hour, and/or block hour of time incurred and a fixed rate for available-to-schedule aircraft, payable on a monthly basis; and (ii) a premium amount which is earned monthly and quarterly by maintaining minimum aircraft utilization levels and exemplary operating results. To the extent that minimum targets are not achieved, the Company could be subject to financial penalties. These fixed-fee rates are contractually subject to periodic economic adjustment. The Company additionally receives reimbursement from our Partner Airlines for direct expenses incurred such as qualifying maintenance activities, property taxes, and miscellaneous operating expenses. Certain charges such as fuel, landing fees, and certain ownership costs are generally paid directly by the Partner Airlines, although the charges were incurred by the Company in ongoing operations. The Company refers to these charges as “Partner direct charges.” Pass-through charges are primarily recorded to revenues and the corresponding operating expense on a gross basis. Pass-through charges recorded on a net basis are not material.
Amounts recognized as regional jet services revenues are measured at the contractual amount the Company expects it will be entitled to in exchange for the promised services. The Company allocates the transaction price as flights are completed with variable consideration that relates specifically to the Company’s efforts in delivering each flight recognized in the period in which the individual flight is completed and measured on a monthly basis. The Company records an estimate for incentive revenue based on our expected performance at the end of each period. These estimates are derived under accounting guidance related to variable consideration constraints and based on amounts expected to be collected. The Company has concluded that allocating the variability directly to individual flights results in an overall allocation meeting the objectives in ASC 606. This results in a pattern of revenue recognition that generally follows the variable amounts billed from the Company to Partner Airlines. As allowed with ASC 606, the Company has elected to apply practical expedients to expense significant financing components and the incremental costs of obtaining a contract as incurred.
A portion of the Company’s compensation under its CPAs is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under the CPAs is deemed to be embedded lease revenue and as such, agreements identify the right-of-use of a specific type and number of aircraft over the term of the CPA. Embedded lease revenue associated with the Company’s CPAs is accounted for as an operating lease under ASC 842, Leases.
American Airlines
During the year ended December 31, 2023, the Company and American Airlines reached agreement for a four-year extension of 76 E175 aircraft under operation according to the CPA, which became effective on January 1, 2024. In addition, during the year ended December 31, 2024, the Company sold six E175 aircraft to American Airlines for proceeds of $49.3 million, net of debt repayment and fees.

Key provisions of our CPAs, as amended, are summarized as follows:

American Airlines
Operational aircraft—December 31, 2025	92 (1) (2)

Aircraft type	E170/E175

Seating configuration	65 – 76 seats

Scheduled expiration (3)	December 2028 – October 2033

Significant pass-through / Partner direct charges
Pass-through—insurance, property taxes, certain cabin refurbishments, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, ground handling operations, and on-board catering

(1)Includes three maintenance aircraft allocated to the American Airlines CPAs.
(2)Excludes 31 aircraft leased to American Airlines.
(3)Unless otherwise extended or amended, the CPAs expire once all applicable aircraft are withdrawn from the agreements. The American Airlines CPAs provide for extension at the option of American Airlines and are subject to early termination provisions for cause after satisfying the applicable notice period and failure to cure. Additionally, American Airlines has the right to terminate the American Airlines CPAs and require that the Company immediately cease operations of American Eagle flights if, among other things, the Company fails to maintain certain controllable completion rates and controllable on-time departure targets. Following the occurrence of a labor strike for six consecutive days, American has the right to purchase certain aircraft from us within 60 days of providing written notice to the Company regardless of whether such labor strike is later resolved.
Delta Air Lines
In February 2026, the Company and Delta Air Lines reached agreement for a three-year extension of five E170 aircraft under operation according to the CPA. New term dates for the related aircraft expire beginning October 2029.
Key provisions of our CPAs, as amended, are summarized as follows:

Delta Air Lines
Operational aircraft—December 31, 2025	57

Aircraft type	E170/E175

Seating configuration	69 – 76 seats

Scheduled expiration (1)	November 2027 – June 2030

Significant pass-through / Partner direct charges
Pass-through—insurance, property taxes, certain planned major maintenance activities, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, on-board catering, and ownership of certain aircraft

(1)The Company and Delta Air Lines may terminate the Delta CPAs for material breach of contract and significant declines in operating performance, among others, after satisfying applicable notice and cure periods.
United Airlines
The Company entered into a CPA with United Airlines during the year ended December 31, 2021, for the replacement of 38 E170 aircraft with new E175 aircraft for scheduled passenger service over a 12-year term, including certain customary right-of-use aircraft leasing terms. The Company placed 34 aircraft into service since inception of the CPA. Additionally, the Company further repositioned 34 E170 aircraft from the United Airlines CPAs based on scheduled United Airlines CPA expiries during the years then ended. The remaining four aircraft are expected to be operating on the

United Airlines CPAs during the year ending December 31, 2026, which includes one aircraft delivered during the year ended December 31, 2025, which had not yet commenced revenue service.
Further, on November 25, 2025, the Company entered into a new 10-year CPA with United Airlines and Mesa, to operate an additional 60 E175 aircraft owned by United Airlines and operated by Mesa Airlines, Inc. In relation to the Merger with Mesa, the Company received $49.0 million as a non-refundable upfront fee from United Airlines to cover expenses related to the Merger and is recognized in accounts payable and accrued and other liabilities-related parties and other non-current liabilities-related parties in the consolidated balance sheets as of December 31, 2025. The fee is being amortized ratably on a straight-line basis over the respective CPA term.
Key provisions of our CPAs, as amended, are summarized as follows:

United Airlines
Operational aircraft—December 31, 2025	126

Aircraft type	E170/E175

Seating configuration	70 – 76 seats

Scheduled expiration (1)(2)	January 2026 – December 2037

Significant pass-through / Partner direct charges (3)
Pass-through—insurance, property taxes, certain planned major maintenance activities, and miscellaneous station expenses
Partner direct charges—aircraft fuel, landing fees, on-board catering, and ownership of certain aircraft

(1)United Airlines has a call option to assume our ownership or leasehold interests in certain aircraft (i) if the Company wrongfully terminates the capacity purchase relationship, (ii) if United Airlines terminates the agreements for the Company’s breach of contract, or (iii) at the election of United Airlines, subject to certain notice requirements and age and condition of call option aircraft.
(2)The United Airlines CPAs may be terminated by United upon providing 30 days’ written notice if, among other reasons, the Company fails to attain certain operating performance targets for a specified period, subject to a right to cure. The United CPAs may be terminated by United immediately upon written notice (without any prior notice), following the occurrence of a labor strike for ten or more consecutive days.
(3)United Airlines has the right to assume our Company’s responsibility to purchase any of the pass-through products and services.
Revenues by Partner Airline for the years ended December 31, 2025, 2024, and 2023 are disaggregated as follows:

(in millions)	2025	2024	2023
American Airlines	$723.6	$627.4	$659.0
Delta Air Lines	409.7	378.2	334.1
United Airlines	517.5	448.9	424.2
Other	25.7	19.5	11.8
Total revenues	$1,676.5	$1,474.0	$1,429.1
Revenues derived from the CPAs by type of revenue for the years ended December 31, 2025, 2024, and 2023 are disaggregated as follows:

(in millions)	2025	2024	2023
Regional jet service revenue	$1,346.4	$1,165.9	$1,111.6
Lease revenue (1)	304.4	288.6	305.7
Other revenue	25.7	19.5	11.8
Total revenues	$1,676.5	$1,474.0	$1,429.1
(1)Certain of the Company’s CPAs include embedded leases for the right-of-use of the regional jet aircraft. The Company also leases 31 aircraft not under CPAs to American Airlines. The corresponding rental income is classified herein.

LIFT Academy recorded tuition revenue of $23.2 million, $19.3 million, and $11.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. Tuition payments received from students are recognized as deferred revenue and reflected in accrued and other liabilities in the consolidated balance sheets and are recognized on a systematic basis as students progress throughout their respective training programs.
Amounts recognized as revenues in the consolidated statements of operations are subject to certain estimates, which could materially impact the timing and consideration determined under the contract. Such estimates include (i) expected contract terms from material modifications to the fixed-fee capacity purchase agreements which are expected to be made in the future and (ii) the extent to which disputes in contract interpretation arise.
Receivables and contract assets—Receivables represent a right to consideration for promised services which have been transferred to customers. The Company records provisions for credit losses using an expected credit losses model on the basis of specific identification and historical collection experience. For more information on credit losses, refer to Note 17, Valuation and Qualifying Accounts.
Contract assets are generated from the partial satisfaction of certain performance obligations, generally related to the delivery of aircraft maintenance services, under customer contracts whereby the Company has the right to consideration for services transferred or provided to its customers. Other current assets—related parties and other non-current assets—related parties in the consolidated balance sheets consist entirely of contract assets, which have been appropriately reduced for the applicable financing component. The Company expects to collect all current amounts within the next twelve months, while non-current amounts will be collected over the period from 2027 to 2030.
Contract liabilities—Contract liabilities consist of deferred revenues for which the Company has received customer payment for undelivered services. In addition, the Company periodically carries out capital projects on behalf of its Partner Airlines, generally pertaining to aircraft fleet and livery improvements. Revenues of this nature are recognized over time, depicting the pattern of transfer of control of services, resulting in ratable recognition of revenues over the remaining term of the CPA, ranging from 2026 - 2036.
Current and non-current deferred revenues are recorded to accounts payable and accrued and other liabilities-related parties and other non-current liabilities-related parties, respectively, in the consolidated balance sheets. The Company recognized $16.1 million, $13.7 million, and $10.8 million of the deferred revenue to revenues in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023, respectively, which was previously included in contract liabilities at December 31, 2024, 2023, and 2022, respectively. Current contract liabilities were $35.9 million and $22.7 million as of December 31, 2025 and 2024, respectively. Non-current contract liabilities were $103.2 million and $41.8 million as of December 31, 2025 and 2024, respectively.
6.     FAIR VALUE MEASUREMENTS
The Company holds certain financial instruments, which require measurement to fair value in accordance with ASC 820, Fair Value Measurement. The Company measures the following financial instruments on a recurring basis:
Cash, cash equivalents, and restricted cash—The carrying amounts of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets are classified as a Level 1 fair value measurement in the ASC 820, Fair Value Measurement, fair value hierarchy. Amounts presented in the consolidated balance sheets approximate the respective fair values using a market valuation technique.
Marketable securities—Investments in marketable securities primarily include U.S. Treasury securities and are recorded at fair value. Valuation of securities is based on reference to the quoted market price on national exchanges, representing Level 1 fair value measurements as defined in ASC 820, Fair Value Measurement. Unrealized and realized gains and losses are recorded to investment income and other, net, in the consolidated statements of operations. Amounts recorded for unrealized and realized gains for the years ended December 31, 2025, 2024, and 2023 were $7.7 million, $10.6 million, and $5.5 million, respectively.

EVE Investment—During the year ended December 31, 2022, the Company acquired 1,000,000 shares of Class A Common Stock in EVE for which Embraer S.A., a related party, through its wholly-owned subsidiary Embraer Aircraft Holdings, Inc., possesses beneficial ownership of EVE. Shares were acquired for a purchase price of $10.00 per share (“EVE Equities”) in furtherance of a commercial partnership among certain initial investors for the development of eVTOL aircraft. Additionally, as an inducement to enter into the partnership, the Company obtained (i) warrants for the acquisition of an additional 1,500,000 shares of Class A Common Stock in EVE at an exercise price of $0.01 per share, subject to a three year lock-up period, exercisable through May 2027 (the “EVE Warrants”) and (ii) a put option for reacquisition of EVE Class A Common Stock by EVE or a subsidiary of EVE for the aggregate put price of $10.0 million, exercisable on demand through May 2032 (the “Put Option”) (collectively with the EVE Equities, EVE Warrants, and the Put Option, the “EVE Investment”). The Put Option is redeemable in future aircraft parts and maintenance services.
The EVE Equities are subject to provisions of FASB ASC 321, Investments. The investment was initially measured at fair value and was recorded to other non-current assets in the consolidated balance sheets. EVE Equities represent a Level 1 investment within the FASB ASC 820, Fair Value Measurement, fair value hierarchy, as the inputs for shares of EVE common stock are observable and actively exchange-traded. As of December 31, 2025 and 2024, the Company recorded $4.0 million and $5.4 million, respectively, attributable to the fair value of EVE Equities to other non-current assets in the consolidated balance sheets. The Company recorded unrealized gains (losses) of ($1.5) million, ($1.9) million, and $0.1 million related to the EVE Equities to investment income and other, net, in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023, respectively.
EVE Warrants and the Put Option issued in conjunction with the EVE Investment are characterized as financial instruments and manufacturer incentives, respectively, for redemption toward future eVTOL aircraft acquisitions, aircraft parts, and/or maintenance services for the regional jet aircraft. Financial instruments related to the EVE Warrants and Put Option are recorded to other non-current assets at the estimated fair value at issuance and subsequently adjusted to fair value at each reporting date. Manufacturer incentives are recorded to other non-current liabilities in the consolidated balance sheets. Incentives utilized for future aircraft and equipment purchases will be applied as a reduction to the aircraft basis upon delivery.
The Company recorded $17.5 million in manufacturer incentives to other non-current liabilities related to the EVE Warrants and Put Option, which was fixed at the consummation of the Eve Investment during the year ended December 31, 2022. During the years ended December 31, 2025, 2024, and 2023, the Company recorded unrealized gains (losses) of ($2.2) million, ($2.8) million, and $0.2 million related to fluctuations in fair value of the EVE Warrants, respectively. Fluctuations in fair value related to the Put Option were not material. As the EVE Warrants and Put Option are adjusted to fair value at each reporting period in accordance with FASB ASC 815, Derivatives and Hedging, and the related manufacturing incentive is fixed at issuance date in accordance with FASB ASC 705-20, Cost of Sales and Services – Accounting for Consideration, the Company will continue to record unrealized gains or losses associated with the change in fair value of the EVE Warrants and Put Option in earnings despite no economic loss to the Company based on the terms of the EVE agreements and economic substance of the aggregate EVE Investment.
The Company estimates the fair value of EVE Warrants and the Put Option using a Black-Scholes option pricing model. This market-based approach relies on the use of significant unobservable inputs, and therefore, such amounts are classified as Level 3 fair value measurements within the ASC 820, Fair Value Measurement, fair value hierarchy. The significant unobservable input used in the Black-Scholes option pricing model in the valuation of the EVE Investments is the implied volatility using the comparison of stock prices of comparative eVTOL companies of similar size.

The Company measures the following assets and liabilities at fair value on a recurring basis:

	As of December 31, 2025
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$157.7	$157.7	$—	$—
Marketable securities	162.2	162.2	—	—
EVE Investment	15.4	4.0	—	11.4
Total	$335.3	$323.9	$—	$11.4

	As of December 31, 2024
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$131.9	$131.9	$—	$—
Marketable securities	191.5	191.5	—	—
EVE Investment	18.7	5.4	—	13.3
U.S. Treasury Warrants	(6.8)	—	—	(6.8)
Total	$335.3	$328.8	$—	$6.5
As of December 31, 2024, U.S. Treasury Warrants were classified as liability awards and were recognized at fair value and adjusted at each reporting date thereafter using the Black-Scholes option pricing model using an implied volatility calculated by the comparison of stock prices of select airlines of similar size and/or an income approach to determine fair value of the equity of the Company, reporting a Level 3 fair value measurement as defined in the ASC 820, Fair Value Measurement fair value hierarchy.
In conjunction with the Merger closing, the U.S. Treasury Warrants were reclassified from liability awards to equity awards based on the underlying characteristics of the warrants and manner of future settlement of the awards. The Company reclassified $7.4 million for the U.S. Treasury Warrants from accrued expenses in the consolidated balance sheets to additional paid-in-capital in the consolidated balance sheets and discontinued measurement of the U.S. Treasury Warrants to fair value at each reporting date. The carrying value of the U.S. Treasury Warrants was $7.4 million as of December 31, 2025.
The Company recorded unrealized gains (losses) of $(1.7) million, $0.2 million, and $(1.2) million to investment income and other, net in the consolidated statements of operations related to fair value adjustments of the U.S. Treasury Warrants for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, the U.S. Treasury exercised 315,534 of their existing Warrants for $1.1 million in cash. Remaining U.S. Treasury Warrants outstanding as of December 31, 2025 were 691,701, exercisable through July 15, 2026.
On January 30, 2026, the Company adopted the Omnibus Amendment with the U.S. Treasury to settle the outstanding U.S. Treasury Warrants as of December 31, 2025 in cash. The U.S. Treasury Warrants were settled on February 18, 2026 totaling $5.3 million. As of February 18, 2026, the Company has no remaining warrants outstanding.
The implied volatility, which is the unobservable input, used in the determination of fair value of Level 3 investments for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
EVE Investment	61.6%	72.1%
The increase or decrease in the fair value measurement of the implied volatility may result in a higher or lower effect on the fair value measurement of the Company’s EVE Investment. The amount recorded to other non-current assets as of December 31, 2025 and 2024 for the aggregate EVE Warrants and the Put Option was $11.4 million and $13.3 million, respectively.

The reconciliation of Level 3 fair value measurements during the years ended December 31, 2025 and 2024 are as follows:

(in millions)
Balance at December 31, 2023	$8.9
Change in fair value of Eve Investment (unrealized)	(2.6)
Change in fair value of U.S. Treasury Warrants (unrealized)	0.2
Balance at December 31, 2024	6.5
Change in fair value of Eve Investment (unrealized)	(1.9)
Change in fair value of U.S. Treasury Warrants (unrealized)	(1.7)
U.S. Treasury Warrants exercised	1.1
U.S. Treasury Warrants converted to equity	7.4
Balance at December 31, 2025	$11.4
During the year ended December 31, 2023, the Company remeasured the value of its investment in Cape Air on a non-recurring basis for declines in value which may be other than temporary. The Company valued the investment in Cape Air under the discounted cash flow method. Therefore, it is considered a Level 3 fair value measurement under ASC 820, Fair Value Measurement. In response, the Company recorded a $3.6 million reduction in value to investment income and other, net in the consolidated statement of operations which will be subsequently amortized over the useful life of Cape Air aircraft of 15 years in accordance with ASC 323, Investments—Equity Method Investments & Joint Ventures.
Market risk associated with our fixed-rate debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from a change in prevailing market interest rates. Within the fair value hierarchy, the fair value of debt is based predominantly on a market approach, looking to recently completed market transactions and estimates based on interest rates, maturities, credit risk, and underlying collateral. These inputs are classified as Level 3 fair value measurements within the fair value hierarchy. The fair value of debt, including current maturities and excluding finance leases, exceeded its carrying value by $10.8 million as of December 31, 2025. The carrying value of long-term debt exceeded its fair value by $11.5 million as of December 31, 2024.
7.    LEASES
The Company routinely enters into operating and finance leases as a financing method for aircraft, spare engines, flight training equipment, and operating facilities. The Company records a lease asset and corresponding liability for leases with terms exceeding 12 months. Such assets and liabilities are measured at the present value of remaining lease payments at the commencement of the lease or consummation of a lease modification.
Lease terms give effect to early termination and renewal options when it is reasonably certain that such options will be exercised. The Company determines present value, discounting payment streams at the interest rate implicit in the lease, when available, taking into consideration economic escalation provisions, when applicable. When this information is unknown, the Company estimates its incremental borrowing rate at the related lease commencement date, which is derived from prevailing market interest rates, recent debt acquisitions specific to the Company, or other debt instruments having similar characteristics at lease commencement. With the exception of the CPAs and operating facilities, the Company does not separate lease and non-lease contractual components. Provisions for residual value guarantees are not material.
As part of the Merger, the Company acquired leases, three of which are classified as operating in the consolidated balance sheets as of December 31, 2025. The Company measured the operating lease liabilities at present value of the remaining lease payments on the Merger date in accordance with ASC 805, Business Combinations. Further, the Company measured the right-of-use asset in exchange for the operating lease liabilities assumed and adjusted for comparable market terms on the Merger date. As a result, such leases increased operating right-of-use assets and operating lease liabilities by $7.1 million and $6.7 million, respectively. The Company elected to not recognize assets or liabilities with remaining terms of 12 months or less as a practical expedient permitted under ASC 805, Business Combinations. Refer to Note 3, Merger with Mesa Air Group Inc., for more information.

Aircraft and engines—As of December 31, 2025, the Company is party to non-cancelable operating and financing lease agreements related to 23 aircraft and 13 spare engines with varying terms extending through 2031. Of the 23 leased aircraft and 13 leased engines, 12 and nine are leased directly from Partner Airlines (“Partner Controlled Aircraft”), respectively, constituting related party lease obligations. See Note 16, Related Party Transactions. Lease terms generally coincide with the related CPA expiry.
Operating facilities—The Company’s leased operating facilities include airport terminal space, hangars and maintenance facilities, office space, and training facilities with initial terms extending from 30 days to 13 years, classified as operating leases and short-term leases. Airport terminal space, which includes crew rooms and line maintenance facilities, is generally leased directly from a governmental agency or authority. Rental rates are dependent on actual airport operating costs and require adjustment at least annually. As a result of the variable nature of rent, airport terminal space leases are not recorded to the operating lease right-of-use asset and operating lease liabilities.
Flight training equipment—The Company maintains a long-term supply agreement for fulfillment of full motion flight simulation equipment at a guaranteed minimum level through 2033 with additional capacity availability accounted for as operating leases. Pursuant to this arrangement, the Company leases training equipment, embedded with related maintenance service agreements. The Company has elected the practical expedient permissible under ASC 842, Leases, and as a result, the non-lease service component has not been separated and removed from the operating lease right-of-use assets and related operating lease liabilities.
Components of lease costs for the years ended December 31, 2025, 2024 and 2023 are as follows:

(in millions)	2025	2024	2023
Operating lease cost	$21.4	$24.5	$29.3
Finance lease cost
Amortization of leased assets	5.8	8.3	12.6
Interest on lease liabilities	3.8	4.4	4.7
Variable and short-term lease cost	4.2	2.8	2.8
Total lease cost	$35.2	$40.0	$49.4
Operating lease cost, including variable and short-term lease cost, is recorded to aircraft and engine rent and other expense in the consolidated statements of operations. Finance lease cost is recorded to depreciation and amortization expense and interest expense in the consolidated statements of operations.
Supplemental balance sheet information related to leased assets and liabilities are as follows as of December 31:

(in millions)	2025	2024
Assets:
Operating lease right-of-use assets	$131.7	$122.9
Property and equipment, net	54.3	70.4
Total lease assets	$186.0	$193.3
Liabilities:
Current
Current operating lease liabilities	$16.5	$13.5
Current finance lease liabilities	6.1	7.2
Non-current
Non-current operating lease liabilities	123.9	117.6
Non-current finance lease liabilities	53.4	59.5
Total lease liabilities	$199.9	$197.8
Operating leases—Lease obligations expected to be paid within 12 months represent current maturities and are classified within the current portion of operating lease liabilities to the consolidated balance sheets. Lease obligations with expected repayments extending beyond 12 months are recorded to operating lease liabilities— less current portion in the consolidated balance sheets.
Finance leases—The Company records finance lease assets, current liabilities, and non-current liabilities to property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases—less current portion, respectively, in the consolidated balance sheets. Amortization of the finance lease asset is recorded to depreciation and amortization expense and the interest component of the lease payment is recorded to interest expense in the consolidated statements of operations.
Additional lease terms are as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Weighted average remaining lease term (in years):
Operating leases	7.3	8.0
Finance leases	5.3	6.2
Weighted average discount rate:
Operating leases	6.1%	5.8%
Finance leases	6.0	6.0
Maturities of lease liabilities are as follows as of December 31, 2025 and thereafter:

(in millions)	Operating Leases	Finance Leases	Total
2026	$24.5	$9.5	$34.0
2027	24.9	9.5	34.4
2028	23.3	9.5	32.8
2029	22.6	9.5	32.1
2030	21.3	30.0	51.3
Thereafter	59.4	4.6	64.0
Total minimum lease payments	176.0	72.6	248.6
Less imputed interest component	(35.6)	(13.1)	(48.7)
Total lease obligations	140.4	59.5	199.9
Less current obligations	(16.5)	(6.1)	(22.6)
Long-term lease obligations	$123.9	$53.4	$177.3
Supplemental cash flow and other information related to leases are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash Transactions:
Operating cash flows used in operating leases	$(20.5)	$(23.5)	$(28.0)
Operating cash flows used in financing leases	(3.8)	(4.4)	(4.7)
Financing cash flows used in financing leases	(11.0)	(15.3)	(14.8)
Non-cash transactions:
Operating leases converted to finance leases	—	—	5.8
ROU assets acquired in connection with the Merger	7.1	—	—
ROU assets acquired in exchange for operating lease obligations	15.8	8.7	32.9
ROU assets acquired in exchange for financing lease obligations	—	—	0.4
Aircraft leasing arrangements—The Company’s CPAs include provisions for the right-to-use of the Company’s aircraft in carrying out regional jet services. Such provisions constitute embedded leases for which the Company receives reimbursement for aircraft ownership costs, as Partner Airlines obtain substantially all of the economic benefit from the aircraft under operation for the Partner Airlines. Aircraft lease terms are commensurate with CPA terms discussed at Note 5, Revenue Recognition. The Company mitigates the risk from residual and undeployed leased assets in the event of default of one of our Partner Airlines by actively monitoring aircraft and engine financing terms compared to market terms in order to effectively sell or redeploy aircraft to the extent they become unused or underutilized, which additionally decreases with the extent to which the Company operates Partner Controlled Aircraft.
Rental revenue from operating leases for each of the next five years and total of the remaining years as of December 31, 2025 are as follows:

(in millions)	Revenue Recognition
2026	$288.5
2027	282.5
2028	253.2
2029	227.6
2030	143.8
Thereafter	498.3
Total	$1,693.9
8.    PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31, 2025 and 2024:

(in millions)	2025	2024
Aircraft	$3,206.6	$2,898.7
Engines and flight equipment	300.4	243.4
Land and buildings	211.3	158.9
Office equipment and leasehold improvements	75.0	67.2
Total property and equipment	3,793.3	3,368.2
Less accumulated depreciation and amortization	(1,383.3)	(1,258.7)
Property and equipment, net	$2,410.0	$2,109.5
The Company recorded depreciation and amortization expense of $126.3 million, $117.0 million, and $159.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
9.    ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities that are not with a related party consisted of the following as of December 31, 2025 and 2024:

(in millions)	2025	2024
Accrued wages, benefits, and related taxes	$112.2	$82.4
Accrued maintenance	68.4	39.9
Deferred revenue and contract liabilities	4.5	16.8
Other	34.7	29.8
Total	$219.8	$168.9
10.    DEBT
As of December 31, 2025, total indebtedness, net of debt discounts, premiums and issuance costs, consisted of (i) secured financing arrangements for security interests in aircraft and spare engines (“Aircraft and Engine Debt”), pass-through trust certificates secured by aircraft spare parts (“Equipment Debt”), and corporate real estate properties (“Real Estate Debt”); (ii) U.S. Treasury loan programs (“PSP Loans”); and (iii) finance leases. Amounts expected to be repaid within 12 months are classified within the current portion of long-term debt and finance leases in the consolidated balance sheets. Balances at December 31, 2025 and 2024 are as follows:

(in millions)	Maturity Date(s)	Interest Rates (3)	2025	2024
Secured financing facilities (1)
Aircraft and Engine Debt (2)	2026 – 2037	1.9% – 10.2%	$833.6	$747.6
Real Estate Debt	2026	8.0%	49.3	50.5
Equipment Debt	2028	8.0%	103.3	109.2
PSP Loans	2030 – 2031	6.4%	49.2	49.2
Finance leases (See Note 7)			59.5	66.7
Total debt and finance leases			1,094.9	1,023.2
Less: unamortized debt discounts and debt issuance costs			(10.0)	(11.4)
Less: current portion of long-term debt and finance leases			(202.0)	(259.6)
Long-term debt and finance leases—less current portion			$882.9	$752.2
(1)The net book value of the underlying security interests is $1,701.3 million and $1,791.8 million as of December 31, 2025, and 2024, respectively, consisting of inventories, corporate properties, and property and equipment, net.
(2)Financing arrangements include fixed and variable rate debt. All of the variable rate instruments are measured at an equivalent to the Secured Overnight Financing Rate (“SOFR”), plus a specified margin.
(3)As of December 31, 2025.
Aircraft and Engine Debt—Financing arrangements are in exchange for security interests in first liens on the underlying aircraft and certain spare engines. Repayment obligations may be accelerated at the Company’s option, subject to customary early termination provisions.
During the year ended December 31, 2025, the Company obtained aggregate borrowings of $299.4 million consisting of new aircraft debt of $255.5 million secured by 12 factory new E175 aircraft, $1.2 million collateralized general aviation aircraft, and $42.7 million secured by a complement of spare engines. Payments on aggregate borrowings obtained are due in quarterly installments with terms ranging from five to 12 years.
During the year ended December 31, 2024, the Company obtained aggregate borrowings of $177.3 million consisting of new aircraft debt of $126.2 million secured by six factory new E175 aircraft and $51.1 million collateralized or re-collateralized by a complement of regional and general aviation aircraft. Payments on aggregate borrowings obtained are due in quarterly installments with terms ranging from four to 12 years. Additionally, during the year ended December 31, 2024, the Company made early debt extinguishments of $37.4 million in secured aircraft loans, plus accrued and unpaid interest expense related to the sale and disposition of the underlying aircraft.
Real Estate Debt—During the year ended December 31, 2023, the Company entered into a loan agreement for aggregate borrowings of $52.0 million which is collateralized by a portion of the Company’s new flight training campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”). Borrowings under the loan agreement bear interest at SOFR plus a stated margin with scheduled maturities through 2025. During the year ended December 31, 2025, the Company executed a one-year extension to the scheduled maturity through the year ending December 31, 2026 and has the option to extend for two additional one year terms. Repayment obligations may be accelerated at the Company’s option without penalty.
Equipment Debt—During the year ended December 31, 2023, the Company formed a pass-through trust for the sale of Class A Certificates (“Enhanced Equipment Trust Certificates” or “EETC”). The trust, in turn, gave effect to the sale of Series A Equipment Notes secured by certain of the Company’s spare aircraft equipment, generating aggregate proceeds of $118.0 million for general corporate purposes. Repayment of the Series A Equipment Notes occurs on a specified maturity schedule through 2028 with regularly scheduled interest payments at 8.0% per annum. Repayment obligations may be accelerated at the Company’s option, subject to customary early termination provisions.
The Company evaluated whether the pass-through trust formed for administration of Equipment Debt is a variable interest entity (“VIE”) requiring potential consolidation within the consolidated financial statements. Although the pass-through trust constitutes a VIE, the Company is not the primary beneficiary of the trust and therefore it is not presented within these consolidated financial statements.
The Series A Equipment Notes include customary financial covenants pursuant to which the Company must maintain a certain loan-to-value ratio of the regularly appraised value of underlying spare parts.
Payroll Support Program Loans—The Payroll Support Program (“PSP”) loans are unsecured borrowings with scheduled maturities of the total outstanding principal obligation at the ten-year anniversary of each initial draw (“PSP Loan Term”). PSP Loans bear interest at an indexed rate plus 2.0%, payable on a quarterly basis over the PSP Loan Term. Voluntary pre-payment is permissible at any time without penalty.
Our credit agreements require that we comply with customary affirmative and negative covenants. Management believes the Company is in compliance with all of its financial covenants as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had 100% cash collateralized letter of credit facilities of $22.8 million and $21.4 million, respectively. Amounts are recorded in restricted cash in the consolidated balance sheets.
Aggregate principal maturities as of December 31, excluding finance leases, are as follows (in millions):

Year	Total
2026	$196.0
2027	120.2
2028	172.3
2029	76.0
2030	110.4
Thereafter	350.5
Total	$1,025.4
Substantially all debt obligations held by subsidiaries of the Company are guaranteed for timely payment and performance by the Parent.
11.    INCOME TAXES
The components of income tax expense for the years ended December 31, are as follows:

(in millions)	2025	2024	2023
Federal:
Deferred	$43.7	$18.8	$19.5
Total Federal	$43.7	$18.8	$19.5

State:
Current	$3.3	$5.1	$3.8
Deferred	4.5	2.0	13.6
Total State	7.8	7.1	17.4
Change in valuation allowance	(12.4)	(2.1)	(3.4)
Benefit for uncertain tax positions	(1.9)	(1.5)	(0.3)
Income tax expense	$37.2	$22.3	$33.2

A reconciliation of income tax expense at the applicable federal statutory income tax rate of 21.0% to the tax provision as reported for the years ended December 31 is as follows. As a result of adopting ASU 2023-09, the disaggregated components for the years ended December 31, 2024 and 2023 were recast to conform with the presentation of the 2025 year.

(in millions)	2025		2024		2023
	$	%	$	%	$	%
US federal statutory rate	$23.8	21.0	$18.2	21.0	$18.5	21.0
State and local income tax, net of federal effect (1)	5.5	5.0	5.0	5.7	14.7	16.7
Changes in valuation allowances	(10.0)	(8.8)	—	—	(0.6)	(0.7)
Changes in uncertain tax positions	(1.9)	(1.7)	(1.5)	(1.7)	(0.3)	(0.3)
Nontaxable or nondeductible items, net:
Meals and entertainment disallowance	1.3	1.1	1.2	1.4	1.1	1.2
Limit on executive compensation	3.8	3.4	—	—	—	—
Excess tax benefits from share based compensation	(1.2)	(1.1)	—	—	—	—
Transaction costs	3.0	2.6	—	—	—	—
Other	(0.2)	(0.2)	(0.6)	(0.7)	(0.2)	(0.2)
Other adjustments to deferred items
Temporary differences - 162(m)	3.1	2.7	—	—	—	—
Tax attributes - Net Operating Loss (“NOL”) expiration	10.0	8.8	—	—	—	—
Effective tax rate	$37.2	32.8	$22.3	25.7	$33.2	37.7
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category are Massachusetts, New York City, New York State, and Virginia for each of the three years ended December 31, 2025, 2024, and 2023.
Deferred income tax assets (liabilities) as of December 31 are comprised of the following:

(in millions)	2025	2024	2023
DEFERRED TAX ASSETS:
Federal and state NOL carryforwards, net of liability for uncertain tax positions	$125.8	$90.2	$123.7
Nondeductible accrual amounts	9.6	8.1	5.9
Accrued compensation	19.3	19.9	18.5
Deferred revenue and contract liabilities	34.2	15.1	7.4
Operating lease liabilities	34.7	32.4	34.4
Interest expense carryforward	17.1	—	—
Other	3.5	1.8	—
Total deferred tax assets	244.2	167.5	189.9
Valuation allowance (1)	(82.7)	(36.4)	(38.5)
Total deferred tax assets, net of valuation allowance	161.5	131.1	151.4

DEFERRED TAX LIABILITIES:
Accelerated depreciation and fixed asset basis differences for tax purposes	(349.7)	(306.7)	(307.5)
Right-of-use assets	(32.7)	(30.4)	(32.7)
Total deferred tax liabilities	(382.4)	(337.1)	(340.2)
Total net deferred tax liabilities	$(220.9)	$(206.0)	$(188.8)
(1)Change in valuation allowance includes the Mesa valuation allowance as of the Merger closing date, which does not impact provision for income tax expense.

The Company’s deferred tax assets were generated as a result of temporary differences between deductibility of reserves, accruals, and operating lease liabilities and recognition of revenue for the determination of income on a tax basis versus a U.S. GAAP basis combined with significant NOLs. Deferred tax liabilities relate predominantly to differences in U.S. GAAP and tax basis of aircraft and equipment and the related right of use assets created as the present value of remaining lease payments at the measurement date. The Company accelerates depreciation for tax reporting purposes for new aircraft and equipment deliveries.
The Company monitors ongoing tax cases related to its unrecognized tax benefits. The unrecognized tax benefits, which if recognized, would impact the effective tax rate. As of December 31, 2025 the Company has reversed all liabilities related to unrecognized tax benefits due to the expiration of the statute of limitations.
The following table reconciles the Company’s tax liability for uncertain tax positions for the years ended December 31 as follows:

(in millions)	2025	2024	2023
Balance at the beginning of the period	$1.9	$3.4	$3.5
Additions for tax positions taken in prior years	—	—	0.2
Reductions for tax positions due to expiration of statute of limitations	(1.9)	(1.5)	(0.3)
Balance at the end of the period	$—	$1.9	$3.4
As of December 31, 2025, the Company has Federal NOL carryforwards totaling approximately $300 million, of which a portion begin expiring during 2036. Approximately $190 million of our Federal NOL carryforwards are not subject to expiration. These NOL carryovers are only available to offset 80% of taxable income in years in which they are utilized due to tax law changes as a result of the Tax Cuts and Jobs Act. The Company also has $70 million of interest expense carryovers as a result of 163(j) limitations as of December 31, 2025, which do not expire. Tax years beginning in 2007 through 2025 are currently subject to examination by the Internal Revenue Service.
The Company cannot conclude that it is more likely than not that the benefit from certain Federal and state NOL carryforwards will be realized. In recognition of this uncertainty, the Company has provided a valuation allowance of $82.7 million and $36.4 million as of December 31, 2025 and 2024, respectively, on the deferred tax assets related to these NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets will be recognized as a reduction of income tax expense.
The following table reconciles the Company’s valuation allowance for the years ended December 31 as follows:

(in millions)	2025	2024	2023
Balance at the beginning of the period	$36.4	$38.5	$41.9
Reductions for expiration of NOLs previously reserved	(10.0)	—	—
Additional allowance recorded in the Merger	58.7	—	—
Reductions for current year change in estimates	(2.4)	(2.1)	(3.4)
Balance at the end of the period	$82.7	$36.4	$38.5

Income taxes paid (net of refunds) for tax years ended December 31 by jurisdiction (in millions):

(in millions)	2025	2024	2023
US Federal	$—	$—	$—
State and Local	2.8	5.7	3.3
New York City	1.7	2.5	2.1
New York State	0.9	1.0	0.1
Massachusetts	0.3	1.4	0.8
Pennsylvania	0.3	0.2	—
New Jersey	—	0.2	0.3
Tennessee	—	0.3	—
Indiana	(0.7)	—	—
Other	0.3	0.1	—
Total income taxes paid, net of refunds	$2.8	$5.7	$3.3
12.    COMMITMENTS
The Company’s long-term commitments primarily include lease obligations (see Note 7, Leases), long-term maintenance agreements, and purchase commitments, among others.
Long-term maintenance—The Company has long-term agreements relating to maintenance costs associated with engines, auxiliary power units (“APUs”), avionics, and other flight equipment. The following agreements comprise the Company’s long-term maintenance agreements for various airframe and engine components as of December 31, 2025:

Maintenance Agreement	Termination
APUs	December 2034
Avionics	December 2029
Engines	December 2037
Wheels and Brakes	September 2030
Certain fixed agreements include a guaranteed minimum payment amount based on flight hours, departures, or other measures. Aggregate payments under long-term maintenance agreements were $154.0 million, $149.4 million, and $150.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Purchase commitments—From time to time, the Company enters into purchase commitments for future aircraft and engine deliveries. The Company regularly makes pre-delivery deposit payments (“PDPs”) to support aircraft and engines on order. PDPs are retained and applied against the historical cost of the corresponding aircraft or engine at the time of its acquisition or expensed when deposit amounts are no longer expected to be returned from the manufacturer. Interest costs associated with PDPs are capitalized as a portion of the overall historical cost of the related aircraft or engine and are depreciated over the estimated useful life of the asset. The Company recorded $2.1 million and $1.6 million, respectively, in capitalized interest costs to property and equipment, net, in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Republic has an order for 29 Embraer regional jets (E175) with deliveries through 2029.
During the year ended December 31, 2025, the Company executed an amendment to an existing financing commitment to finance contractually scheduled aircraft deliveries during the year ending December 31, 2026, which provides future funding for a portion of the total aircraft cost. Committed future borrowings are expected to be secured by the related aircraft and funded upon each delivery. Additionally, the Company obtained commitments for a future credit facility secured by spared engines As of December 31, 2025, the remaining maximum borrowings allowable under the agreements is $115.6 million.

In each of the three years ended December 31, 2025, 2024, and 2023, the Company completed certain milestones in the construction of the Aviation Campus. The Aviation Campus houses a training center that, once fully integrated with pre-Merger Mesa Airlines operations, will be used to perform substantially all of the Company’s training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations used exclusively by the Company’s associates in training, our corporate headquarters (completed January 2026), and a parking garage. The Company additionally began construction on additional overnight accommodations, which is expected to be completed in 2026. As of December 31, 2025 and 2024, the Company recorded $2.9 million and $1.3 million, respectively, in capitalized interest costs to property and equipment, net, in the consolidated balance sheets associated with the construction of the Aviation Campus.
The following table displays the Company’s future contractual obligations for property and equipment under firm orders:

	Payments Due By Period
(in millions)	2026	2027	2028	2029	Thereafter	Total
Aircraft and other equipment under purchase obligations	$83.5	$245.1	$385.2	$123.3	$—	$837.1
Aviation Campus	28.3	—	—	—	—	28.3
Guarantees—Republic Airways has guaranteed certain obligations of LIFT Academy and certain third parties related to LIFT Academy operations. Expected losses from guaranteed obligations are derived from total commitments outstanding to third parties coupled with the probability of repayment and are recorded to accrued and other liabilities and other non-current liabilities in the consolidated balance sheets and other operating expense in the consolidated statements of operations. Total guaranteed obligations as of December 31, 2025 and 2024 were $21.1 million and $20.2 million, respectively. Losses expected to be incurred from guaranteed obligations were $7.3 million and $6.9 million as of December 31, 2025 and 2024, respectively.
13.    CONTINGENCIES
General indemnifications—The Company is a party to aircraft lease and financing arrangements, which include provisions requiring the Company to indemnify the lessor or financing party against certain losses which may arise from use of the related aircraft and equipment, including losses arising from tax consequences. The Company expects that such losses would constitute insurable losses and would therefore be subject to insurance coverage. Losses expected to arise from indemnities cannot be reasonably determined due to the uncertainty surrounding circumstances which may give rise to losses, or the amount of expected losses which could arise.
Legal matters—The Company is involved in various legal actions considered routine to the ordinary course of business. Contingent losses expected to arise as a result of pending legal matters, which could include expected future settlements, judgments, and legal fees are recorded when amounts become probable and are able to be estimated. Estimated future losses and legal fees related to ongoing litigation were not material as of December 31, 2025 and 2024.
While the Company cannot predict the outcome of these events with certainty, management does not believe pending legal matters would have a material effect on the results of operations, cash flows, or financial position.

Employees under collective bargaining agreements—As of December 31, 2025, the Company employed approximately 8,400 employees. Of the Company’s total headcount, approximately 71% of the employee base is represented by collective bargaining agreements as follows:

Employee Group	Represented Employees	Union Group
Republic Airways Pilots	2,490	International Brotherhood of Teamsters (“IBT”), Local 357
Mesa Airlines Pilots	531	Air Line Pilots Association (“ALPA”), International
Republic Airways Flight Attendants	2,232	IBT, Local 135
Mesa Airlines Flight Attendants	567	The Association of Flight Attendants-CWA (“AFA”), AFL-CIO
Republic Airways Dispatchers	104	Transport Workers Union of America (“TWU”), Local 592
Collective bargaining agreements between the Company and each of IBT, Local 357; IBT, Local 135; Association of Flight Attendants and TWU, Local 592 become amendable during the year ending December 31, 2027. The CBA between Mesa Airlines and ALPA is currently amendable.
Although the Company has never had a work interruption or stoppage, the Company is subject to risks of work interruption or stoppage. Such conditions would materially impact the Company’s financial position, results of operations and cash flows, should they occur.
14.    MEZZANINE EQUITY AND CAPITAL TRANSACTIONS
Common stock and RSUs of Legacy Republic have been retroactively restated to give effect to the Exchange Ratio set forth in the Merger Agreement. See Note 3, Merger with Mesa Air Group, Inc.
Stock Compensation
During the year ended December 31, 2020, the Company adopted the 2020 Omnibus Incentive Plan and issued RSUs to the Company’s Board of Directors. RSUs vested immediately with a contractual sale restriction until the earlier of the Merger closing or termination of the participant’s service to the Company’s Board of Directors. In the event a market did not exist for the RSUs, the agreement provided for certain put rights for the RSUs to be put to the Company at fair market value. The put rights required these RSUs to be classified in mezzanine equity. The amount presented in mezzanine equity in the consolidated balance sheet as of December 31, 2024 is based on the accumulated expense of the RSUs in accordance with ASC 718, Compensation—Stock Compensation. The Company issued 57,047 RSUs under the 2020 Omnibus Incentive Plan during the year ended December 31, 2025, at an estimated grant date fair value of $15.39 per share. No RSUs were issued during the year ended December 31, 2024.
Additionally, since 2020, the Company issued 482,542 RSUs to certain members of management of the Company (“Value and Performance RSUs”). The Value and Performance RSUs included a market condition that could decrease the number of units to be issued if the fair market value of the Company did not increase over 30% by December 31, 2025. The Value and Performance RSUs also included a performance condition multiplier up to 300% of the units issued based on the occurrence of a liquidity event as determined by the Company’s Board of Directors and an increase in the fair market value of the Company as of a liquidity event date. The performance condition was not probable to occur as December 31, 2024, and therefore no expense was recognized related to the performance condition during the year then ended.
Prior to closing of the Merger, the Value and Performance RSU agreements provided certain put rights for the units to be put to the Company at fair market value. Such provisions required that these Value and Performance RSUs were classified in mezzanine equity. The Company recorded share based compensation for these awards at the grant date fair value of $7.50 per share, which was determined using a Monte Carlo simulation model considering the market condition but not including the performance condition as it was not probable until closing of the Merger. The Value and Performance RSUs became fully vested on November 25, 2025 concurrent with closing of the Merger, which was a liquidity event as defined in the performance vesting conditions of the Value and Performance RSU awards. Upon closing, the remaining outstanding Value and Performance RSUs vested resulting in the issuance of 284,700 additional shares in satisfaction of the performance vesting condition. Amounts were reclassified from mezzanine equity to common stock and additional paid-in capital upon closing of the Merger as the Value and Performance RSUs were settled for common stock.
The Company recorded cumulative share based compensation expense related to the Value and Performance RSUs with performance-based vesting conditions during the year ended December 31, 2025, as well as the acceleration of the vesting of the award. The Company recorded $2.1 million and $0.8 million of share based compensation to executive separation and Merger-related items and wages and benefits expense in the consolidated statements of operations, respectively, related to these Value and Performance RSUs during the year ended December 31, 2025, including satisfaction of performance conditions. There is no unrecognized remaining compensation cost related to the Value and Performance RSUs as of December 31, 2025.
In addition, during the year ended December 31, 2025, the Company granted 191,769 RSUs (“Time Based Restricted Stock Awards”) to certain key members of management of the Company. The Time Based Restricted Stock Awards include a vesting condition and vest ratably each year over a three-year vesting period. The estimated grant date fair value of each Time Based Restricted Stock Award was $15.39 per share. During the year ended December 31, 2025, the Company recorded $1.1 million in share based compensation to wages and benefits expense in the consolidated statements of operations. As of December 31, 2025, the total unrecognized compensation cost related to these non-vested shares that the Company expects to recognize over a weighted average of approximately one year is $0.7 million. The Company accounts for forfeitures as they occur.
Also, during the year ended December 31, 2025, the Company granted 1,147,456 RSUs to certain key members of management, which are subject to both time- and performance-based vesting conditions (the “Republic Integration Awards”). The Republic Integration Awards and the Time Based Restricted Stock Awards, each, were unvested RSUs in Legacy Republic, which were automatically assumed and converted into the right to receive a restricted share award in respect of common stock of the Company.
The Republic Integration Awards subject to time-vesting conditions and vest in equal installments on the third and fourth anniversaries of closing of the Merger, subject to continued employment of the RSU holder. The Republic Integration Awards subject to performance-vesting conditions vest in one-third tranches upon achievement of specified operational milestones. During the year ended December 31, 2025, the Company recorded $5.1 million in share based compensation to wages and benefits expense in the consolidated statements of operations. As of December 31, 2025, the total unrecognized compensation cost related to these non-vested shares that the Company expects to recognize over a weighted average of approximately two years is $12.6 million.
In connection with Mr. Bedford’s retirement from the Company, effective July 1, 2025, 367,512 RSUs held by Mr. Bedford, previously classified as mezzanine equity, were modified, and an additional 284,963 RSUs were granted. All RSUs were considered earned and vested immediately. The recognition of Mr. Bedford’s awards resulted in $9.8 million of additional compensation expense during the year ended December 31, 2025 which was recorded to executive separation and Merger-related items in the consolidated statements of operations.

The following table summarizes the activity of RSUs granted to certain employees of the Company for the years ended December 31, 2025, 2024, and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	826,658	$7.50
Forfeited	(36,069)	7.50
Unvested at December 31, 2023	790,589	7.50
Unvested at December 31, 2024	790,589	7.50
Granted	1,908,888	14.21
Vested	(1,091,119)	9.84
Modified and Vested	(367,512)	9.11
Forfeited	(15,597)	7.50
Unvested at December 31, 2025	1,225,249	15.39
15.    DEFINED CONTRIBUTION PLANS
The Company sponsors defined contribution 401(k) plans (the “401(k) Plans”). The 401(k) Plans provide retirement savings alternatives to associates. In accordance with 401(k) Plan rules, associates may elect pre-tax deferrals, after-tax Roth deferrals, or a combination thereof, from eligible compensation. The Company matches up to 8.0% of non-crew associates’ eligible compensation, and the related employer matching contributions are immediately vested.
Additionally, the Company maintains agreements with IBT, Local 357 and IBT, Local 135, representing the pilot and flight attendant labor groups, respectively. Under each CBA, the Company contributes up to a 12.0% employer contribution and 8.0% employer matching contribution over a five-year vesting period for pilots and flight attendants, respectively. In connection with the Merger, the Company retained defined contribution plans in place at Mesa Parent prior to Merger closing (“Legacy Mesa Plan”). The Legacy Mesa Plan matches 50.0% of salary deferrals up to 10.0% of eligible compensation over a four-year vesting period. The Company’s compensation expense related to 401(k) Plans and the Legacy Mesa Plan on an aggregate basis was $31.0 million, $28.6 million, and $27.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
16.    RELATED PARTY TRANSACTIONS
The Company’s related party transactions include transactions with our Partner Airlines and an original equipment manufacturer (the “Related Parties”), with whom we have held long-standing relationships.
The Company regularly transacts with its Related Parties as defined in ASC 850, Related Parties, in the ordinary course of business. Related party transactions are derived from passenger service under the capacity purchase relationships, certain aircraft leasing commitments between the Company and the Partner Airlines, and aircraft maintenance activities, which in turn, generate balances due to or due from our Related Parties. In addition, the Company generated deferred revenue balances from capital projects carried out on behalf of our Partner Airlines. Assets and liabilities expected to be realized within 12 months are classified as receivables—related parties and accounts payable and accrued and other liabilities—related parties, respectively, and other non-current assets—related parties and other non-current liabilities—related parties, respectively, for amounts expected to be realized thereafter. Substantially all of the Company’s revenues were derived from related parties during the years ended December 31, 2025, 2024, and 2023. Operating expenses incurred relate to aircraft rent expense, interrupted trip expenses, maintenance expense, and employee benefits, among others. Management has concluded that transactions of this nature were carried out on an arm’s-length basis.
Risks and uncertainties—During the years ended December 31, 2025, 2024, and 2023, substantially all of the Company’s revenues were derived from capacity purchase agreements with the Partner Airlines. Termination of any of these capacity purchase agreements could have a material adverse effect on the Company’s financial position, results of operations, and operating cash flows.

Each of the Company’s Partner Airlines comprised the following receivables as of December 31, 2025 and 2024 and revenues for the years ended December 31, 2025, 2024, and 2023:

Concentration base	American Airlines	Delta Air Lines	United Airlines
Revenues for the year ended:
December 31, 2025	43%	24%	31%
December 31, 2024	43	26	30
December 31, 2023	46	23	30
Receivables as of:
December 31, 2025	14	39	24
December 31, 2024	36	32	8
17.     VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts are presented below:

Allowance for Credit Losses	Beginning Balance	Additions (1)	Cash Receipts (2)	Write-offs	Ending Balance
Year ended:
December 31, 2023	$0.3	$1.3	$(0.3)	$—	$1.3
December 31, 2024	1.3	1.0	(0.4)	(0.2)	1.7
December 31, 2025	1.7	1.4	(0.6)	—	2.5
(1)Charged to expense.
(2)Reduction of expense.
18.    SUBSEQUENT EVENTS
In January 2026, the Company took delivery of one new E175 aircraft and obtained $21.4 million in borrowings secured by the aircraft with maturity in 2037, which entered into service in February.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our CEO and CFO, concluded that, as of December 31, 2025, those controls and procedures were effective at the reasonable assurance level to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Annual Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Report, we completed the Merger of Republic Airways and Mesa Airlines on November 25, 2025.
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. As previously disclosed, we completed the Merger with Mesa Air Group, Inc. on November 25, 2025, and as permitted by SEC guidance for newly acquired businesses, we have elected to exclude Mesa Air Group, Inc. from our assessment of internal control over financial reporting as of December 31, 2025. We are in the process of evaluating the existing controls and procedures of Mesa Air Group, Inc. and integrating them into our system of internal control over financial reporting. Mesa Air Group, Inc. constituted approximately 2.5% of our consolidated revenue for the year ended December 31, 2025 and approximately 8.3% of our total assets as of December 31, 2025.
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The internal control over financial reporting includes those policies and procedures that:
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Under the supervision of and with the participation of management, we assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, we did not make any changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as such terms are defined in Item 408 of Regulation S-K).
2026 Annual Meeting
On March 5, 2026, our Board of Directors established that our 2026 Annual Meeting of Stockholders (“2026 Annual Meeting”) will be held on Thursday, May 21, 2026. The record date for the determination of stockholders entitled to receive notice of and to vote at our 2026 Annual Meeting will be the close of business on Friday, March 27, 2026. Because the Company did not hold an Annual Meeting in 2025, the Company is hereby providing notice, pursuant to Rule 14a-5(f) under the Exchange Act of the deadline for any stockholder proposals pursuant to Rule 14a-8 under the Exchange Act.
To be considered for inclusion in this year’s proxy materials for our 2026 Annual Meeting, stockholder proposals must be submitted in writing by the close of business on Wednesday, March 25, 2026 and the proposal should be mailed by certified mail, return receipt requested, to Republic Airways Holdings Inc., 2 Brickyard Lane Carmel, IN 46032, Attention: Secretary. Failure to deliver a proposal in accordance with this procedure may result in it not being deemed timely received. In addition to complying with this deadline, stockholder proposals intended to be considered for inclusion in the proxy materials for our 2026 Annual Meeting must also comply with our bylaws and all applicable rules and regulations promulgated by the SEC.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND OTHER CORPORATE GOVERNANCE
The Company has insider trading policies and procedures applicable to its directors, officers and employees, and has implemented processes from the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our Securities Trading Policy is available at https://investor.rjet.com/governance/governance-documents/.
We have a code of business conduct and ethics that applies to all associates, including our principal executive officer and principal financial officer as well as to the members of our Board of Directors. The code is available at https://investor.rjet.com/governance/governance-documents/. We intend to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or The Nasdaq Stock Market LLC.
Additional information required by this Item 10 and Items 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act. With respect to this Item 10, such information will appear in our definitive proxy statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this Report:
1.Consolidated Financial Statements: Report of Independent Registered Public Accounting Firm, Deloitte & Touche LLP (PCAOB ID: 34), Consolidated Balance Sheets as of December 31, 2025 and 2024, Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023, Consolidated Statements of Mezzanine Equity and Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023, Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and Notes to the Consolidated Financial Statements
2.Financial Statement Schedules. All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Report.
3.Exhibits. The exhibits listed below are filed as part of this Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Merger Agreement, dated April 4, 2025, between Mesa Air Group, Inc. and Republic Airways Holdings,Inc.	8-K	April 8, 2025	2.1
3.1	Certificate of Change, as filed with the Secretary of State of Nevada, effective November 24, 2025 (Reverse Stock Split)	8-K	November 24, 2025	3.1
3.2	Nevada Articles of Conversion, as filed with the Secretary of State of Nevada, effective November 25, 2025 (Conversion to Delaware corporation)	8-K	November 24, 2025	3.2
3.3	Delaware Certificate of Conversion, as filed with the Secretary of State of Delaware, effective November 25, 2025 (Conversion to Delaware corporation)	8-K	November 24, 2025	3.3
3.4	Delaware Certificate of Incorporation, as filed with the Secretary of State of Delaware, effective November 25, 2025 (annexed to Certificate of Merger)	8-K	December 17, 2025	3.4
3.5	Bylaws of Republic Airways Holdings Inc.	8-K/A	November 24, 2025	3.5
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Three Party Agreement, dated April 4, 2025, among Mesa Air Group, Inc., Mesa Airlines, Inc., Republic Airway Holdings, Inc., United Airlines, Inc. and Mesa Representative.	8-K	April 4, 2025	10.1
10.2	Registration Rights Agreement, dated July 10, 2025 between Republic Airways Holdings Inc. and each holder of shares of common stock listed on Schedule 1 thereto	S-4/A	August 14, 2025	10.16
10.3	Form of Indemnification Agreement of Republic Airways Holdings Inc.	S-4/A	August 14, 2025	10.17
10.4#	Republic Airways Holdings Inc. 2020 Omnibus Incentive Plan	S-4/A	August 14, 2025	10.18
10.5#	Republic Airways Holdings Inc. 2025 Equity Incentive Plan				X
10.6#	Republic Airways Holdings Inc. Long-Term Incentive Plan	S-4/A	August 14, 2025	10.19
10.7#	Form of Republic Airways Holdings Inc. Incentive Interest Award Agreement	S-4/A	August 14, 2025	10.2
10.8#	Amended and Restated Employment Agreement between the Mesa Air Group, Inc and Jonathan G. Ornstein, dated July 26, 2018	S-1/A	July 30, 2018	10.7
10.9#	Amended and Restated Employment Agreement between the Mesa Air Group, Inc. and Michael J. Lotz, dated July 26, 2018	S-1/A	July 30, 2018	10.8
10.10#	Second Amended and Restated Employment Agreement between the Mesa Air Group, Inc. and Brian S. Gillman, dated December 2, 2024	10-K	May 14, 2025	10.5
10.11#	Form of Republic Airways Inc. Restricted Stock Unit Grant Notice and Agreement	S-4/A	August 14, 2025	10.21
10.12#	Second Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Joseph P. Allman, dated February 8, 2017	S-4/A	August 14, 2025	10.22.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.13#	First Amendment to Second Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Joseph P. Allman, dated November 14, 2017	S-4/A	August 14, 2025	10.22.2
10.13.1#	Second Amendment to Second Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Joseph P. Allman, dated November 27, 2017	S-4/A	August 14, 2025	10.22.3
10.15#	Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Paul K. Kinstedt, dated February 8, 2017	S-4/A	August 14, 2025	10.23.1
10.15.1#	First Amendment to Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Paul K. Kinstedt, dated November 14, 2017	S-4/A	August 14, 2025	10.23.2
10.15.2#	Second Amendment to Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Paul K. Kinstedt, dated November 27, 2017	S-4/A	August 14, 2025	10.23.3
10.16#	Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Matthew J. Koscal, dated February 8, 2017	S-4/A	August 14, 2025	10.24.1
10.16.1#	First Amendment to Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Matthew J. Koscal, dated November 14, 2017	S-4/A	August 14, 2025	10.24.2
10.16.2#	Second Amendment to Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Matthew J. Koscal, dated November 27, 2017	S-4/A	August 14, 2025	10.24.3
10.17†††	Employment Agreement between Republic Airways Holdings Inc. and David Grizzle dated July 1, 2025				X
10.18†††	Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated January 23, 2013	S-4/A	August 14, 2025	10.25.1
10.18.1†††	First Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated February 28, 2013	S-4/A	August 14, 2025	10.25.2
10.18.2†††	Second Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated September 2, 2016	S-4/A	August 14, 2025	10.25.3
10.18.3†††	Third Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated October 12, 2017	S-4/A	August 14, 2025	10.25.4
10.18.4†††	Fourth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated November 3, 2017	S-4/A	August 14, 2025	10.25.5
10.18.5†††	Fifth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated December 15, 2017	S-4/A	August 14, 2025	10.25.6
10.18.6†††	Sixth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline Inc., dated February 23, 2018	S-4/A	August 14, 2025	10.25.7

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.18.7†††	Seventh Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated September 28, 2018	S-4/A	August 14, 2025	10.25.8
10.18.7.1†††	Letter Agreement between American Airlines, Inc. and Republic Airline Inc., dated September 21, 2018	S-4/A	August 14, 2025	10.25.8.1
10.18.8†††	Eighth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated April 23, 2019	S-4/A	August 14, 2025	10.25.9
10.18.9†††	Ninth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated December 16, 2019	S-4/A	August 14, 2025	10.25.10
10.18.10†††	Tenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated April 8, 2020	S-4/A	August 14, 2025	10.25.11
10.18.11 †††	Eleventh Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated June 22, 2020	S-4/A	August 14, 2025	10.25.12
10.18.12 †††	Twelfth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated December 17, 2020	S-4/A	August 14, 2025	10.25.13
10.18.13 ††	Thirteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated May 26, 2021	S-4/A	August 14, 2025	10.25.14
10.18.14 †††	Fourteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated May 28, 2021	S-4/A	August 14, 2025	10.25.15
10.18.15 †††	Fifteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated July 26, 2022	S-4/A	August 14, 2025	10.25.16
10.18.16 †††	Sixteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated February 24, 2023	S-4/A	August 14, 2025	10.25.17
10.18.17 †††	Seventeenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated April 12, 2023	S-4/A	August 14, 2025	10.25.18
10.18.18 †††	Eighteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated December 22, 2023	S-4/A	August 14, 2025	10.25.19
10.18.19 †††	Nineteenth Amendment to the Capacity Purchase Agreement between American Airlines, Inc. and Republic Airline, Inc., dated July 27, 2025	S-4/A	August 14, 2025	10.25.20
10.19†††	Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Republic Airline, Inc., dated January 13, 2005	S-4/A	August 14, 2025	10.26.1
10.19.1†††	First Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Shuttle America Corp., dated March 12, 2007	S-4/A	August 14, 2025	10.26.2
10.19.2†††	Second Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Shuttle America Corp., dated August 21, 2007	S-4/A	August 14, 2025	10.26.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.19.3†††	Third Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Shuttle America Corp., dated January 31, 2011	S-4/A	August 14, 2025	10.26.4
10.19.4†††	Fourth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Shuttle America Corp., dated April 26, 2011	S-4/A	August 14, 2025	10.26.5
10.19.5†††	Fifth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated May 1, 2012	S-4/A	August 14, 2025	10.26.6
10.19.6†††	Sixth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings, Inc. and Shuttle America Corp., dated December 18, 2014	S-4/A	August 14, 2025	10.26.7
10.19.7†††	Seventh Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated December 11, 2014	S-4/A	August 14, 2025	10.26.8
10.19.8†††	Eighth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated March 23, 2016	S-4/A	August 14, 2025	10.26.9
10.19.9†††	Ninth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated December 9, 2016	S-4/A	August 14, 2025	10.26.10
10.19.10†††	Tenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated March 10, 2017	S-4/A	August 14, 2025	10.26.11
10.19.11†††	Eleventh Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated May 15, 2018	S-4/A	August 14, 2025	10.26.12
10.19.12†††	Twelfth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated May 9, 2019	S-4/A	August 14, 2025	10.26.13
10.19.13†††	Thirteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated May 31, 2019	S-4/A	August 14, 2025	10.26.14
10.19.14†††	Fourteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated July 30, 2019	S-4/A	August 14, 2025	10.26.15
10.19.15†††	Fifteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated July 22, 2020	S-4/A	August 14, 2025	10.26.16
10.19.16†††	Sixteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated October 21, 2020	S-4/A	August 14, 2025	10.26.17
10.19.17†††	Seventeenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated January 12, 2021	S-4/A	August 14, 2025	10.26.18

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.19.18†††	Eighteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated April 30, 2021	S-4/A	August 14, 2025	10.26.19
10.19.19†††	Nineteenth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated June 29, 2021	S-4/A	August 14, 2025	10.26.20
10.19.20†††	Twentieth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated September 2, 2021	S-4/A	August 14, 2025	10.26.21
10.19.21†††	Twenty-first Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated September 30, 2021	S-4/A	August 14, 2025	10.26.22
10.19.22†††	Twenty-second Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated March 31, 2022	S-4/A	August 14, 2025	10.26.23
10.19.23†††	Twenty-third Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated January 18, 2023	S-4/A	August 14, 2025	10.26.24
10.19.24†††	Twenty-fourth Amendment to the Delta Connection Agreement among Delta Air Lines, Inc., Republic Airways Holdings Inc. and Shuttle America Corp., dated July 23, 2024	S-4/A	August 14, 2025	10.26.25
10.20†††	United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated December 28, 2006	S-4/A	August 14, 2025	10.27.1
10.20.1†††	First Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated August 21, 2007	S-4/A	August 14, 2025	10.27.2
10.20.2†††	Fourth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated March 15, 2010	S-4/A	August 14, 2025	10.27.3
10.20.3†††	Fifth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated January 4, 2011	S-4/A	August 14, 2025	10.27.4
10.20.4†††	Sixth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated June 20, 2011	S-4/A	August 14, 2025	10.27.5
10.20.5†††	Seventh Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated September 16, 2014	S-4/A	August 14, 2025	10.27.6
10.20.6†††	Eighth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated August 24, 2015	S-4/A	August 14, 2025	10.27.7
10.20.7†††	Tenth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated October 13, 2015	S-4/A	August 14, 2025	10.27.8

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.20.8†††	Eleventh Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated December 10, 2015	S-4/A	August 14, 2025	10.27.9
10.20.9†††	Twelfth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated May 1, 2015	S-4/A	August 14, 2025	10.27.10
10.20.10†††	Thirteenth Amendment to the United Express Agreement between United Air Lines, Inc. and Shuttle America Corporation, dated February 5, 2016	S-4/A	August 14, 2025	10.27.11
10.20.11†††	Fourteenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated May 27, 2016	S-4/A	August 14, 2025	10.27.12
10.20.12†††	Fifteenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated November 15, 2016	S-4/A	August 14, 2025	10.27.13
10.20.13†††	Sixteenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated August 19, 2020	S-4/A	August 14, 2025	10.27.14
10.20.14†††	Seventeenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated December 30, 2020	S-4/A	August 14, 2025	10.27.15
10.20.15†††	Eighteenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated September 29, 2021	S-4/A	August 14, 2025	10.27.16
10.20.16†††	Nineteenth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated September 30, 2021	S-4/A	August 14, 2025	10.27.17
10.20.17†††	Twentieth Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated January 25, 2023	S-4/A	August 14, 2025	10.27.18
10.20.18†††	Twenty-first Amendment to the United Express Agreement between United Air Lines, Inc., Republic Airline Inc. and Shuttle America Corporation, dated May 31, 2024	S-4/A	August 14, 2025	10.27.19
10.20.19†††	Amended & Restated United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated January 25, 2023	S-4/A	August 14, 2025	10.27.20
10.20.20†††	Amendment No. 1 to the Amended and Restated United Express Agreement between United Air Lines, Inc. and Shuttle America Corp., dated April 4, 2025	S-4/A	August 14, 2025	10.27.21
10.20.21†††	Letter Agreement, between United Air Lines, Inc. and Republic Airways Holdings Inc., dated April 4, 2025	S-4/A	August 14, 2025	10.27.22
10.20.22†††	Capacity Purchase Agreement, dated as of November 25,2025 among United Airlines, Inc. and Mesa Airlines Inc. and Republic Airways Holdings Inc.	8-K	December 1, 2025	10.1
10.21†††	Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airline Inc., dated December 15, 2018	S-4/A	August 14, 2025	10.28.1
10.21.1†††	Letter Agreement between Embraer S.A. and Republic Airline Inc., dated December 15, 2018	S-4/A	August 14, 2025	10.28.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.21.2†††	Amendment No. 1 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of May 29, 2019	S-4/A	August 14, 2025	10.28.3
10.21.3†††	Amendment No. 2 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of August 26, 2019	S-4/A	August 14, 2025	10.28.4
10.21.4†††	Amendment No. 3 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of November 29, 2019	S-4/A	August 14, 2025	10.28.5
10.21.5††	Amendment No. 4 to Purchase Agreement COM0448-18 between Yaborã Indústria Aeronáutica S.A. and Republic Airways Inc., dated as of April 6, 2020	S-4/A	August 14, 2025	10.28.6
10.21.6†††	Amendment No. 5 to Purchase Agreement COM0448-18 between Yaborã Indústria Aeronáutica S.A. and Republic Airways Inc., dated as of December 17, 2020	S-4/A	August 14, 2025	10.28.7
10.21.7†††	Amendment No. 1 to Letter Agreement COM0449-18 between Yaborã Indústria Aeronáutica S.A. and Republic Airways Inc., dated as of December 17, 2020	S-4/A	August 14, 2025	10.28.8
10.21.8†††	Amendment No. 6 to Purchase Agreement COM0448-18 between Yaborã Indústria Aeronáutica S.A. and Republic Airways Inc., dated as of April 30, 2021	S-4/A	August 14, 2025	10.28.9
10.21.9†††	Amendment No. 7 to Purchase Agreement COM0448-18 between Embraer S.A., Yaborã Indústria Aeronáutica S.A., and Republic Airways Inc., dated as of November 19, 2021	S-4/A	August 14, 2025	10.28.10
10.21.10†††	Amendment No. 8 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of February 8, 2022	S-4/A	August 14, 2025	10.28.11
10.21.11†††	Amendment No. 9 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of September 27, 2022	S-4/A	August 14, 2025	10.28.12
10.21.12†††	Amendment No. 10 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of September 21, 2023	S-4/A	August 14, 2025	10.28.13
10.21.13†††	Amendment No. 2 to Letter Agreement COM0449-18 between Embraer S.A. and Republic Airways Inc., dated as of September 21, 2023	S-4/A	August 14, 2025	10.28.14
10.21.14††	Amendment No. 11 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of March 27, 2024	S-4/A	August 14, 2025	10.28.15
10.21.15†††	Amendment No. 12 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of June 18, 2024	S-4/A	August 14, 2025	10.28.16
10.21.16†††	Amendment No. 13 to Purchase Agreement COM0448-18 between Embraer S.A. and Republic Airways Inc., dated as of April 30, 2025	S-4/A	August 14, 2025	10.28.17
10.22†††	Loan and Guarantee Agreement, dated as of November 6, 2020, among Republic Airways Inc., Republic Airways Holdings Inc., and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.29

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.22.1†††	Amended and Restated Warrant Agreement, dated as of November 18, 2020, between Republic Airways Holdings Inc. and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.30.1
10.22.2†††	Form of Warrant (incorporated by reference to Annex B to Exhibit 10.30.1)	S-4/A	August 14, 2025	10.30.2
10.22.3†††	Warrant Agreement, dated as of January 15, 2021, between Republic Airways Holdings Inc. and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.31.1
10.22.4†††	Form of Warrant (incorporated by reference to Annex B to Exhibit 10.31.1)	S-4/A	August 14, 2025	10.31.2
10.22.5†††	Payroll Support Agreement Extension Agreement, dated as of January 15, 2021, between Republic Airways, Inc. and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.32.2
10.22.6†††	Promissory Note, dated as of January 15, 2021, issued by Republic Airways, Inc. and guaranteed by Republic Airways Holdings Inc. to the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.32.2
10.22.7†††	Warrant Agreement, dated as of June 10, 2021, between Republic Airways Holdings Inc. and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.33.1
10.22.8†††	Form of Warrant (incorporated by reference to Annex B to Exhibit 10.33.1)	S-4/A	August 14, 2025	10.33.2
10.22.9†††	Payroll Support Agreement, dated as of June 10, 2021, between Republic Airways, Inc. and the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.34
10.22.10†††	Promissory Note, dated as of June 10, 2021, issued by Republic Airways, Inc. and guaranteed by Republic Airways Holdings Inc. to the U.S. Department of the Treasury	S-4/A	August 14, 2025	10.35
10.23†††	Form of Escrow Agreement by and between Mesa Air Group, Inc., Mesa Shareholder Representative LLC, United Airlines, Inc. and Computershare Trust Company	S-4/A	August 14, 2025	10.36
10.24†††	Separation and Consulting Agreement, General Release of Claims and Covenant Not to Sue between Mesa Air Group, Inc. and Jonathan G. Ornstein, dated April 4, 2025	S-4/A	August 14, 2025	10.38
10.25†††	Separation and Consulting Agreement, General Release of Claims and Covenant Not to Sue between Mesa Air Group, Inc. and Michael J. Lotz, dated April 4, 2025	S-4/A	August 14, 2025	10.39
10.26†††	Separation and Consulting Agreement, General Release of Claims and Covenant Not to Sue between Mesa Air Group, Inc. and Brian S. Gillman, dated April 4, 2025	S-4/A	August 14, 2025	10.40
19.1	Securities Trading Policy				X
21.1	List of subsidiaries of Republic Airways Holdings Inc.				X
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Incentive Compensation Clawback Policy				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

#	Management contract or compensatory plan.
†††	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) is of the type the company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Republic Airways Holdings Inc.

By: /s/ Joseph P. Allman
Joseph P. Allman
Senior Vice President and Chief Financial Officer
Date: March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 18, 2026 by the following persons in the capacities indicated.

Name	Capacities

/s/ David Grizzle	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
David Grizzle

/s/ Joseph P. Allman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph P. Allman

/s/ Scott E. Hornback	Vice President of Finance and Accounting (Principal Accounting Officer)
Scott E. Hornback

/s/ Ellen N. Artist	Director
Ellen N. Artist

/s/ Glenn S. Johnson	Director
Glenn S. Johnson

/s/ Michael C. Lenz	Director
Michael C. Lenz

/s/ Ruth Okediji	Director
Ruth Okediji

/s/ Barry W. Ridings	Director
Barry W. Ridings

/s/ James E. Sweetnam	Director
James E. Sweetnam