Form 10-Q
period 2026-03-31
REPUBLIC AIRWAYS HOLDINGS INC.
filed 2026-05-01
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(317) 484-6000 (Registrant’s telephone number, including area code)
Not Applicable (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 28, 2026, there were 46,829,476 outstanding shares of the registrant’s common stock.

REPUBLIC AIRWAYS HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

Part I - Financial Information
Item 1. Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.3	$134.3
Marketable securities	162.1	162.2
Restricted cash	22.2	23.4
Receivables, net	21.6	21.0
Receivables—related parties	24.4	69.2
Inventories	95.3	88.5
Other current assets	19.7	26.2
Other current assets—related parties	29.9	15.9
Total current assets	486.5	540.7

Property and equipment, net	2,462.8	2,410.0
Operating lease right-of-use assets	127.9	131.7
Goodwill	122.5	122.5
Other non-current assets	35.4	40.0
Other non-current assets—related parties	29.9	31.7
TOTAL ASSETS	$3,265.0	$3,276.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and finance leases	$192.9	$202.0
Current portion of operating lease liabilities	17.3	16.5
Accounts payable	73.8	96.2
Accrued and other liabilities	193.8	219.8
Accounts payable and accrued and other liabilities—related parties	42.4	39.8
Total current liabilities	520.2	574.3

Long-term debt and finance leases – less current portion	909.2	882.9
Operating lease liabilities – less current portion	119.5	123.9
Other non-current liabilities	36.7	42.9
Other non-current liabilities—related parties	97.3	103.2
Deferred income taxes	230.4	220.9
Total liabilities	1,913.3	1,948.1

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 45,604,180 and 45,713,286 shares issued and outstanding, respectively	—	—
Additional paid-in capital	616.3	620.0
Accumulated earnings	735.4	708.5
Total shareholders’ equity	1,351.7	1,328.5
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,265.0	$3,276.6
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES (1)	$527.4	$394.8
OPERATING EXPENSES:
Wages and benefits	231.2	174.4
Aircraft and engine rent	1.9	—
Maintenance and repair	99.8	67.1
Maintenance and repair—related parties	13.6	9.2
Depreciation and amortization	34.5	30.6
Executive separation and Merger-related items (Note 4)	9.5	4.4
Other	80.4	55.6
Other—related parties	2.3	0.6
Total operating expenses	473.2	341.9

OPERATING INCOME	54.2	52.9

OTHER INCOME (EXPENSE):
Investment income (loss) and other, net	0.2	(2.0)
Interest expense	(16.8)	(14.3)
Total other expense, net	(16.6)	(16.3)

INCOME BEFORE INCOME TAXES	37.6	36.6
INCOME TAX EXPENSE	10.7	9.5
NET INCOME	$26.9	$27.1

NET INCOME PER COMMON SHARE—BASIC	$0.59	$0.69
NET INCOME PER COMMON SHARE—DILUTED	0.58	0.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	45.7	39.1
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	46.1	39.8
(1)Substantially all of the Company’s revenues are derived from related parties during the three months ended March 31, 2026 and 2025. Refer to Note 5, Revenues and Note 10, Related Party Transactions.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(In millions, except share amounts)

	Mezzanine Equity (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
Balance at January 1, 2025	102,901	$5.8	38,993,300	$—	$478.0	$632.5	$1,110.5
Net income	—	—	—	—	—	27.1	27.1
Share based compensation	—	0.7	—	—	—	—	—
Balance at March 31, 2025	102,901	$6.5	38,993,300	$—	$478.0	$659.6	$1,137.6

	Mezzanine Equity (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
Balance at January 1, 2026	—	$—	45,713,286	$—	$620.0	$708.5	$1,328.5
Net income	—	—	—	—	—	26.9	26.9
Share based compensation	—	—	—	—	3.7	—	3.7
Repurchase and retirement of common stock	—	—	(109,106)	—	—	—	—
Settlement of U.S. Treasury Warrants	—	—	—	—	(7.4)	—	(7.4)
Balance at March 31, 2026	—	$—	45,604,180	$—	$616.3	$735.4	$1,351.7
(1)Mezzanine equity and shareholders’ equity have been retrospectively adjusted to apply the Exchange and Reverse Stock Split as discussed in Note 3, Merger with Mesa Air Group, Inc.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)
(In millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$57.8	$53.8

INVESTING ACTIVITIES:
Purchase of property and equipment (1)	(93.1)	(39.3)
Proceeds from insurance, sale of property, and other equipment	1.8	0.3
Pre-delivery deposits paid (1)	(2.0)	(9.2)
Purchases of marketable securities and investments	(38.7)	(38.4)
Proceeds from the sale of marketable securities	40.0	45.0
NET CASH USED IN INVESTING ACTIVITIES	(92.0)	(41.6)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	64.4	22.4
Payments on debt and finance lease obligations	(48.8)	(57.4)
Payments for warrant redemption	(5.3)	—
Other, net	(0.3)	(0.9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10.0	(35.9)

NET CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24.2)	(23.7)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	157.7	131.9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	133.5	108.2

CASH PAID FOR:
Interest, net of capitalized amounts	$16.6	$14.1
Income taxes, net of refunds	4.3	3.4
Amounts included in the measurement of operating lease liabilities	6.1	5.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Property and equipment acquired, but not paid	11.7	6.6
Parts credits received from aircraft and engine manufacturers	2.4	0.5
Parts credits received from aircraft and engine manufacturers—related parties	0.2	0.2
Right-of-use assets acquired or modified under operating leases	0.4	(0.5)
(1)The Company made net aircraft, pre-delivery deposit payments, and inventory and rotable spare part purchases from its original equipment manufacturer, a related party, of $71.7 million and $32.1 million during the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    ORGANIZATION & BUSINESS
Republic Airways Holdings Inc. (the “Company,” the “Parent,” or “Republic”) is a Delaware holding company conducting substantially all of its operations through its wholly-owned regional air carrier subsidiaries, Republic Airways Inc. (“Republic Airways”) and Mesa Airlines, Inc. (“Mesa” or “Mesa Airlines”). The Company regularly provides scheduled passenger service on approximately 1,300 flights daily to approximately 125 cities in the United States, Canada, Mexico, and the Caribbean operating under the American Eagle, Delta Connection, and United Express brands through the Company’s partnerships with American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta Air Lines”), and United Airlines, Inc. (“United Airlines”) (collectively, our “Partners” or “Partner Airlines”) under fixed-fee capacity purchase agreements (“CPA,” or collectively, our “CPAs”). The Company’s operating subsidiaries, Republic Airways and Mesa Airlines, exclusively operate the Embraer E170/175 family of aircraft among our Partner Airlines’ hub and focus cities.
On November 25, 2025, the Company and Mesa Air Group, Inc. (“Mesa Parent”), former parent company of Mesa Airlines, completed a merger between Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”). The legal entity Mesa Air Group, Inc. continued as the surviving corporation; however, upon completion of the Merger, the legal entity was renamed Republic Airways Holdings Inc. The Company, on a pre-Merger basis, is referred to as “Legacy Republic.” The Company includes the operations of Legacy Republic, and beginning on November 25, 2025, also includes the operations, financial position, and cash flows of the former entity Mesa Air Group, Inc. and its wholly-owned subsidiaries. See Note 3, Merger with Mesa Air Group, Inc.
The Company also operates its Leadership In Flight Training Academy (“LIFT Academy”) with a mission to attract a new generation of aviation professionals to commercial aviation by providing superior flight training, while addressing the economic, regulatory, and structural barriers to entry to the aviation industry by offering its graduates a defined career pathway to First Officer with Republic Airways. The Company also operates Bridge Air to provide additional cost-effective access to pilot time-building resources to meet minimum experience requirements to fly commercially for an airline such as Republic or Mesa.
Aircraft under operation for each of our Partner Airlines as of March 31, 2026 are as follows:

Aircraft (1) (2)	American Airlines	Delta Air Lines	United Airlines	Total Aircraft
E170	13	11	1	25
E175	79	46	125	250
Total	92	57	126	275
(1)Represents the minimum operational fleet out of a total of 283 aircraft as of March 31, 2026, excluding eight spare aircraft.
(2)Excludes 31 aircraft leased to American Airlines as of March 31, 2026.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Republic Airways Holdings Inc. and its wholly-owned subsidiaries. Beginning November 25, 2025 and in conjunction with the Merger, the condensed consolidated financial statements include the accounts of Mesa Air Group, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation, including additional captions for other current assets — related parties and executive separation and Merger-related items. See Note 4, Executive Separation and Merger-Related Items.

Management believes the accompanying unaudited condensed consolidated financial statements include all adjustments and disclosures, consisting of normal recurring adjustments, necessary for fair presentation of these financial statements on an interim basis. Balances and results as of and during the periods presented are not necessarily indicative of results to be expected as of and for the year ending December 31, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, as is permissible under such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as of and for the year ended December 31, 2025.
U.S. Treasury Warrants—In 2021 and 2022, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) payroll support program (“PSP”) and extensions, the Company issued to the U.S. Treasury warrants (the “U.S. Treasury Warrants”) to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loans (“PSP Loan”). As of December 31, 2025, the Company had 691,701 warrants issued and outstanding which were settled for $5.3 million during the three months ended March 31, 2026. Therefore, as of March 31, 2026, the Company has no remaining warrants outstanding.
Net income per common share—Basic and diluted net income per common share were as follows:

	Three Months Ended
(in millions, except share and per share data)	March 31, 2026	March 31, 2025
Numerator:
Net income	$26.9	$27.1

Denominator:
Weighted-average common shares outstanding - basic	45,652,671	39,096,437
Dilutive effects of unvested shares	304,946	696,398
Dilutive effects of U.S. Treasury Warrants	96,829	—
Adjusted weighted-average common shares outstanding - diluted	46,054,446	39,792,835

Net income per common share:
Basic	$0.59	$0.69
Diluted	$0.58	$0.68
Basic net income per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The number of incremental shares from the assumed issuance of shares relating to unvested shares and the exercise of warrants (excluding warrants with a nominal conversion price) is calculated by applying the treasury stock method. A total of 821,398 potentially dilutive shares have been excluded from the calculation of diluted net income per common share for each period presented, as the related performance conditions have not been met.
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

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses income before income taxes, as reported in our condensed consolidated statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our condensed consolidated balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as presented on the condensed consolidated statements of operations.
Recent accounting pronouncements— In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to provide investors with more granular detail on cost of sales, and selling, general, and administrative expenses. ASU 2024-03 is effective for public entities for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the standard will have to the condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to improve the guidance related to the capitalization of software development costs. ASU 2025-06 is effective for public entities for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the standard will have to the condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the current requirements under Topic 270. The ASU provides a comprehensive list of required interim disclosures and requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for public entities for interim periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact the standard will have to the condensed consolidated financial statements and related disclosures.
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
In connection with the Merger and immediately prior to the effective time of the Merger (the “Effective Time”), Mesa Parent converted from a Nevada corporation to a Delaware corporation pursuant to a plan of conversion (the “Conversion”). At the Effective Time, each share of Legacy Republic common stock, par value $0.001 per share, (excluding (i) shares to be cancelled pursuant to the Merger Agreement and (ii) any dissenting shares for which appraisal rights were properly demanded in accordance with Delaware law) was converted into the right to receive 38.9933 (the “Exchange Ratio”) validly issued, fully paid, and non-assessable shares of Mesa Parent common stock, par value $0.001, with cash paid in lieu of any fractional shares. Immediately prior to the Effective Time, each outstanding restricted stock unit (“RSU”) in respect of shares of Legacy Republic common stock that vested immediately upon closing of the Merger was cancelled, entitling the holder to shares of Legacy Republic common stock which were converted into the right to receive 38.9933 validly issued, fully paid, and non-assessable shares of common stock and cash payable in lieu of fractional shares, without interest and subject to any applicable withholding tax. Additionally, each outstanding unvested Republic RSU was automatically assumed and converted into the right to receive a restricted share award in respect of common stock after giving effect to the Exchange Ratio and subject to the same vesting terms. The Exchange Ratio gave effect to an unadjusted post-Merger capitalization of an 88.0% allocation to Legacy Republic pre-Merger shareholders, a 6.0% allocation to Mesa pre-Merger shareholders, and a 6.0% allocation (the Escrow Shares discussed below) available for repayment of certain Mesa liabilities described below for the settlement of final working capital amounts and unsettled obligations of Mesa.
Further, Legacy Republic and Mesa Parent concurrently entered into a Three Party Agreement jointly with United Airlines to give effect to actions which facilitated an orderly wind down and disposition of certain assets, extinguishment of certain liabilities, and conditions not subject to the business combination and exchange of merger consideration. The Three Party Agreement provided for, among other things, completion of the following actions at and prior to the closing of the Merger:
(i)Termination of the United CPAs among Mesa and United Airlines;
(ii)Disposition by sale of certain Canadair Regional Jet (“CRJ”) aircraft, CRJ spare engines, an Embraer Regional Jet (“ERJ”) spare engine, and Boeing B-737 spare inventories;
(iii)Repayment of substantially all trade debts, long-term debts, and remaining liabilities of Mesa Parent and subsidiaries (“Mesa Net Debt”), utilizing the cash on hand of $19.6 million and cash proceeds from asset sales set forth in item (ii) above of $8.4 million. Upon depletion of Mesa Parent cash applied for the full and final satisfaction of trade debts, long-term debts, and remaining liabilities, United Airlines provided a one-time cash payment of $23.6 million for funding at Merger closing sufficient to discharge any obligations of Mesa Parent which remained outstanding at Merger close. As of November 25, 2025, all long-term debt encumbrances of Mesa Parent prior to Merger closing were discharged through repayment of amounts due or forgiveness by the counterparty;
(iv)Transfer of all Mesa rights and obligations related to its warrant and aircraft purchase agreements with Archer Aviation Inc. related to investments in, development of, and commitment for forward purchase of eVTOL aircraft to a third party;
(v)Extension of certain CPA terms between Mesa and United Airlines, including enhanced/increased rates retrospectively from January 2025 through termination of the CPAs concurrent with Merger closing, which enhanced the ability of Mesa to discharge those debts set forth in item (iii);
(vi)Issuance of 2,853,454 shares of common stock, par value $0.001, equivalent to approximately 6.0% of the issued and outstanding shares of the Company’s post-Merger common stock (the “Escrow Shares”).
Escrow Shares were settled on February 9, 2026 following completion of a 60-day review and resolution period, which shares (a) first became allocable to United Airlines in exchange for the forgiveness and repayment of certain debts and obligations of Mesa; (b) second, to the extent any of the remainder became available to the Company to repay certain liabilities which were not known at Merger closing, and (c) third, to the extent of any remainder, became available on a pro rata basis to shareholders of Mesa immediately prior to consummation of the Merger and Merger-related agreements. During 2026, Escrow Shares of 2,744,348 were allocated to United Airlines in exchange for settlement and satisfaction of adjusted Mesa Net Debt of $51.7 million, and the residual 109,106 Escrow Shares were allocated to the Company, in satisfaction of the preceding item (b) and retired as authorized by unissued shares. No Escrow Shares were available for allocation to pre-Merger Mesa Parent shareholders.

The Company recorded an equity participation right of $2.3 million as of November 25, 2025 for the value of shares reallocated to the Company in final settlement of the Escrow Shares in the condensed consolidated balance sheets and was included as a component of Merger consideration exchanged. Such amount was recorded as a reduction to additional paid-in-capital in the condensed consolidated balance sheets. The amount was subsequently discharged on February 9, 2026 with resolution and final settlement of the Escrow Shares. The effect of final allocation of the Escrow Shares results in an 88.1% interest in the Company held by pre-Merger Legacy Republic shareholders, a 6.0% interest in the Company held by pre-Merger Mesa Parent shareholders; and a 5.9% interest held by United Airlines, paid in full and final satisfaction of outstanding liabilities of Mesa Parent at Merger closing. The issuance of common stock to effectuate the Merger was as follows as of November 25, 2025:

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
(1)The amounts presented herein reflect the impact of the Reverse Stock Split.
(2)Fractional shares were settled in cash.
On September 24, 2025, Mesa Parent effected a change in its fiscal year historically ending on September 30 to align with the fiscal year of the Company ending on December 31, which became effective on January 1, 2025.
Prior to the Merger, effective at 6:00 p.m. Eastern Time on November 24, 2025, Mesa Parent effected the Reverse Stock Split. The condensed consolidated financial statements and notes thereto include the effect of the 15-for-1 reverse stock split.
Further, on November 25, 2025, the Company entered into a new 10-year CPA with United Airlines and Mesa, now a wholly-owned subsidiary of the Company, to operate 60 E175 aircraft owned by United Airlines and operated by Mesa. Upon effectiveness of the new CPA, the Company received $49.0 million as a non-refundable up front fee funded by United Airlines to compensate for Merger-related expenses, and is recognized ratably on a straight-line basis to revenues over the 10-year term of the related CPA and was recorded to accounts payable and accrued and other expenses—related parties and other non-current liabilities—related parties in the condensed consolidated balance sheets. The CPA in effect immediately prior to consummation of the Merger between Mesa Parent, Mesa, and United Airlines was terminated.
The Merger was accounted for as a reverse acquisition under provisions of FASB ASC 805, Business Combinations, using the acquisition method of accounting. Legacy Republic was designated the accounting acquirer and legal acquiree for financial reporting purposes on the basis that, immediately following consummation of the Merger, (i) shareholders of Legacy Republic hold a substantial majority of the voting interest in the Company, (ii) Legacy Republic designated six of seven director positions on the Company’s Board, and (iii) senior management of Legacy Republic retained all named executive officer positions within the Company following the Merger. The accounting for the Merger as a reverse acquisition resulted in the issuance and relinquishment of 11.9% of the pre-Merger voting interest in Legacy Republic as consideration in exchange for certain net assets of Mesa, which was measured at the acquisition date fair value of the consideration exchanged.

Merger consideration
Total Merger consideration exchanged was $120.2 million, consisting primarily of common stock, par value $0.001 exchanged. Under the reverse acquisition method of accounting for the Merger in accordance with ASC 805, Business Combinations, the fair value of purchase price consideration is the fair value of hypothetical stock issued to Mesa Parent pre-Merger shareholders as an estimate of the relinquished value of equity by the accounting acquirer. Merger consideration as of November 25, 2025 was as follows:

Merger consideration (in millions, except share and per share amounts)
Total shares outstanding	46,949,601
Price per share at fair value (1)	$21.00
Implied enterprise value	$985.9
Republic equity relinquished (2)	11.9%
Equity Merger consideration at fair value	117.5
Other consideration at fair value	2.7
Total Merger consideration	120.2
(1)Closing stock price of Mesa Parent common stock at close of business immediately prior to Merger closing, November 24, 2025.
(2)Includes settlement of Escrow Shares allocable to the Company accounted for as an equity participation right in the condensed consolidated balance sheet at the closing of the Merger.
Fair values of assets acquired and liabilities assumed
The acquisition method of accounting to comply with ASC 805, Business Combinations, requires, among other things, that assets acquired and liabilities assumed are recognized on the condensed consolidated balance sheet at fair value as of the acquisition date, with certain exceptions. The fair values of assets acquired and liabilities assumed were determined using market comparisons for like assets of similar vintage and condition.
We have completed valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the determination of fair values of assets acquired and liabilities assumed is preliminary and is subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Due to (i) the timing of Merger-closing, (ii) the complexity of income tax estimates, and (iii) an ongoing Internal Revenue Service audit, management of the Company continues to evaluate its estimates and assumptions utilized to calculate fair values of inventories, property and equipment, goodwill, income taxes, accounts payable, and accrued and other liabilities as new information is obtained. Preliminary amounts reflected in the fair values of assets acquired and liabilities assumed will be adjusted to reflect new information obtained, as necessary, up to one year following Merger closing with corresponding adjustments to goodwill.

The Company recorded a preliminary allocation of Merger consideration to assets acquired and liabilities assumed based on their estimated fair values as of November 25, 2025. No additional adjustments have been made to the preliminary measurement of the purchase price allocation through March 31, 2026. The following table summarizes the preliminary purchase price allocation, including resulting goodwill:

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
4.    EXECUTIVE SEPARATION AND MERGER-RELATED ITEMS
The Company separately classified executive separation and Merger-related items in the condensed consolidated statements of operations, as such amounts are not anticipated to be incurred each year on a recurring basis. Certain prior year balances have been reclassified to conform to current year presentation.
Merger-related items—The Company incurred certain expenses for legal, audit, and advisory fees supporting Merger due diligence, registration of securities and Securities and Exchange Commission (“SEC”) filings, Merger planning, and integration costs during the three months ended March 31, 2026. Integration costs include the elimination of duplicate overheads and abandonment of certain operating agreements, including fleet-specific training and facilities. Additionally, the Company has incurred integration costs related to aircraft maintenance bridging, and standardization of crew training during the three months ended March 31, 2026. All costs of this nature are presented in executive separation and Merger-related items in the condensed consolidated statements of operations. Amounts incurred during the three months ended March 31, 2025 were reclassified to conform to current year presentation.

Executive separation and Merger-related items incurred during the three months ended March 31, are as follows:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Merger-related items	$9.5	$4.4
Total	$9.5	$4.4
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

Revenues by Partner Airline for the three months ended March 31, 2026 and 2025 are disaggregated as follows:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
American Airlines	$189.5	$171.2
Delta Air Lines	99.3	99.4
United Airlines	229.1	118.7
Other	9.5	5.5
Total revenues	$527.4	$394.8
Revenues derived from the CPAs by type of revenue for the three months ended March 31, 2026 and 2025 are disaggregated as follows:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Regional jet service revenue	$438.9	$315.7
Lease revenue (1)	79.0	73.6
Other revenue	9.5	5.5
Total revenues	$527.4	$394.8
(1)Certain of the Company’s CPAs include embedded leases for the right-of-use of the regional jet aircraft. The Company also leases 31 aircraft to American Airlines. The corresponding rental income is classified herein.
LIFT Academy recorded tuition revenue of $4.9 million and $5.4 million during the three months ended March 31, 2026 and 2025, respectively. Tuition payments received from students are recognized as deferred revenue and reflected in accrued and other liabilities in the condensed consolidated balance sheets and are recognized on a systematic basis as students progress throughout their respective training programs.
Amounts recognized as revenues in the condensed consolidated statements of operations are subject to certain estimates, which could materially impact the timing and consideration determined under the contract. Such estimates include (i) expected contract terms from material modifications to the fixed-fee capacity purchase agreements which are expected to be made in the future and (ii) the extent to which disputes in contract interpretation arise.
Receivables and contract assets—Receivables represent a right to consideration for promised services which have been transferred to customers. The Company records provisions for credit losses using an expected credit losses model on the basis of specific identification and historical collection experience.
Contract assets are generated from the partial satisfaction of certain performance obligations, generally related to the delivery of aircraft maintenance services, under customer contracts whereby the Company has the right to consideration for services transferred or provided to its customers. Other current assets—related parties and other non-current assets—related parties in the condensed consolidated balance sheets consist entirely of contract assets, which have been appropriately reduced for the applicable financing component. The Company expects to collect all current amounts within the next twelve months, while non-current amounts will be collected over the period from April 2027 to 2030.
Contract liabilities—Contract liabilities consist of deferred revenues for which the Company has received customer payment for undelivered services. In addition, the Company periodically carries out capital projects on behalf of its Partner Airlines, generally pertaining to aircraft fleet and livery improvements. Revenues of this nature are recognized over time, depicting the pattern of transfer of control of services, resulting in ratable recognition of revenues over the remaining term of the CPA, ranging from 2026 to 2036.

Current and non-current deferred revenues are recorded to accounts payable and accrued and other liabilities-related parties and other non-current liabilities-related parties, respectively, in the condensed consolidated balance sheets. The Company recognized $12.0 million and $3.8 million of the deferred revenue to revenues in the condensed consolidated statements of operations during the three months ended March 31, 2026 and 2025, respectively, which was previously included in contract liabilities at December 31, 2025 and 2024, respectively. Current contract liabilities were $35.0 million and $35.9 million as of March 31, 2026 and December 31, 2025, respectively. Non-current contract liabilities were $97.3 million and $103.2 million as of March 31, 2026 and December 31, 2025, respectively.
6.     FAIR VALUE MEASUREMENTS
The Company measures the following assets and liabilities at fair value on a recurring basis:

	As of March 31, 2026
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$133.5	$133.5	$—	$—
Marketable securities	162.1	162.1	—	—
EVE Investment	12.2	2.5	—	9.7
Total	$307.8	$298.1	$—	$9.7

	As of December 31, 2025
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$157.7	$157.7	$—	$—
Marketable securities	162.2	162.2	—	—
EVE Investment	15.4	4.0	—	11.4
Total	$335.3	$323.9	$—	$11.4
The implied volatility, which is the unobservable input, used in the determination of fair value of Level 3 investments for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
EVE Investment	61.4%	73.4%
The increase or decrease in the fair value measurement of the implied volatility may result in a higher or lower effect on the fair value measurement of the Company’s EVE Investment. The amount recorded to other non-current assets as of March 31, 2026 and December 31, 2025 for the aggregate EVE Warrants and the Put Option was $9.7 million and $11.4 million, respectively.
The Company recorded no non-recurring fair value measurements for the three months ended March 31, 2026 and 2025.
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
Aircraft leasing arrangements—The Company’s CPAs include provisions for the right-to-use of the Company’s aircraft in carrying out regional jet services. Such provisions constitute embedded leases for which the Company receives reimbursement for aircraft ownership costs, as Partner Airlines obtain substantially all of the economic benefit from the aircraft under operation for the Partner Airlines. Aircraft lease terms are commensurate with CPA terms discussed at Note 5, Revenues. The Company mitigates the risk from residual and undeployed leased assets in the event of default of one of our Partner Airlines by actively monitoring aircraft and engine financing terms compared to market terms in order to effectively sell or redeploy aircraft to the extent they become unused or underutilized, which additionally decreases with the extent to which the Company operates Partner Controlled Aircraft.
Contractual cash receipts from operating leases for each of the next five years and total of the remaining years as of March 31, 2026 are as follows:

(in millions)	Contractual Cash Receipts
2026	$216.9
2027	282.5
2028	253.2
2029	227.6
2030	143.8
Thereafter	498.4
Total	$1,622.4
8.    COMMITMENTS AND CONTINGENCIES
The Company’s long-term commitments primarily include lease obligations (see Note 7, Leases), long-term maintenance agreements, and purchase commitments, among others.
Purchase commitments—From time to time, the Company enters into purchase commitments for future aircraft and engine deliveries. The Company regularly makes pre-delivery deposit payments (“PDPs”) to support aircraft and engines on order. PDPs are retained and applied against the historical cost of the corresponding aircraft or engine at the time of its acquisition or expensed when deposit amounts are no longer expected to be returned from the manufacturer. Interest costs associated with PDPs, which are not significant during the periods presented, are capitalized as a portion of the overall historical cost of the related aircraft or engine and are depreciated over the estimated useful life of the asset.
Republic has an order for 26 Embraer regional jets with expected deliveries beginning in 2028 through 2030.
During the year ended December 31, 2025, the Company executed an amendment to an existing financing commitment to finance some additional scheduled aircraft deliveries during the year ending December 31, 2026, which provides future funding for a portion of the total aircraft cost. Committed future borrowings are expected to be secured by the related aircraft and funded upon each delivery. Additionally, the Company obtained commitments for a future credit facility secured by spare engines. As of March 31, 2026, the remaining maximum borrowings allowable under the agreements is approximately $51 million.

In each of the three months ended March 31, 2026 and 2025, the Company completed certain milestones in the construction of a new flight aviation campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”). The Aviation Campus houses a training center that, once fully integrated with pre-Merger Mesa Airlines operations, will be used to perform substantially all of the Company’s training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations used exclusively by the Company’s associates in training, our corporate headquarters (completed January 2026), and a parking garage. Additionally, the Company began construction on additional overnight accommodations, which is expected to be completed in 2026. The interest costs associated with the Aviation Campus, which are not significant during the periods presented, are capitalized as a portion of the overall historical cost and depreciated over the estimated useful life of the asset.
The following table displays the Company’s future contractual obligations for property and equipment under firm orders:

	Payments Due By Period
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Aircraft and other equipment under purchase obligations	$—	$—	$390.7	$222.0	$191.4	$—	$804.1
Aviation Campus	27.5	—	—	—	—	—	27.5
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
Legal matters—The Company is involved in various legal actions considered routine to the ordinary course of business. Contingent losses expected to arise as a result of pending legal matters, which could include expected future settlements, judgments, and legal fees are recorded when amounts become probable and are able to be estimated. Estimated future losses and legal fees related to ongoing litigation were not material as of March 31, 2026 and December 31, 2025.
While the Company cannot predict the outcome of these events with certainty, management does not believe pending legal matters would have a material effect on the results of operations, cash flows, or financial position.
9.    MEZZANINE EQUITY AND CAPITAL TRANSACTIONS
During the three months ended March 31, 2026, the Company granted 349,853 RSUs to certain key members of management of the Company which are subject to both time- and performance-vesting conditions (“2026 Long Term Incentive RSUs”). The 2026 Long Term Incentive RSUs vest on December 31, 2028 based on the achievement of certain pre-tax income, aircraft utilization and flight completion rate metrics. The number of performance shares awardable from the 2026 Long Term Incentive RSUs can range from 0% to 200% of the target amount depending on the Company’s performance against the pre-established targets. The grant date fair value of each 2026 Long Term Incentive RSU was $21.14 per share. Share-based compensation expense is based on the Company’s anticipated outcome of achieving the performance metrics. These awards also included 127,308 RSUs related to pre-tax income and aircraft utilization metrics that will be set by the Company’s Board of Directors in 2027 and 2028. During the three months ended March 31, 2026, the Company recorded $1.3 million in share-based compensation to wages and benefits expense in the condensed consolidated statements of operations related to the 2026 Long Term Incentive RSUs.
During the three months ended March 31, 2026, the Company granted 17,389 RSUs to certain key members of management of the Company, which are subject to time-vesting conditions (“2026 Long Term Incentive Time-Vesting RSUs”). The grant date fair value of each 2026 Long Term Incentive Time-Vesting RSU was $21.14 per share. The 2026 Long Term Incentive Time-Vesting RSUs vest ratably each year over a three-year vesting period. During the three months ended March 31, 2026, the Company recorded an immaterial amount of share based compensation to wages and benefits expense in the condensed consolidated statements of operations related to the 2026 Long Term Incentive Time-Vesting RSUs.
The Company recognized $3.7 million and $0.7 million in share-based compensation to wages and benefits expense in the condensed consolidated statements of operations for all the Company’s unvested shares in the aggregate during the three months ended March 31, 2026 and 2025. The Company accounts for forfeitures as they occur.
The following table summarizes the activity of RSUs granted to certain employees of the Company for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	1,225,249	$15.39
Granted	367,242	21.14
Unvested at March 31, 2026	1,592,491	16.72
10.    RELATED PARTY TRANSACTIONS
The Company’s related party transactions include transactions with our Partner Airlines and an original equipment manufacturer (the “Related Parties”), with whom we have held long-standing relationships.
The Company regularly transacts with its Related Parties as defined in ASC 850, Related Parties, in the ordinary course of business. Related party transactions are derived from passenger service under the capacity purchase relationships, certain aircraft leasing commitments between the Company and the Partner Airlines, and aircraft maintenance activities, which in turn, generate balances due to or due from our Related Parties. In addition, the Company generated deferred revenue balances from capital projects carried out on behalf of our Partner Airlines. Assets and liabilities expected to be realized within 12 months are classified as receivables—related parties and accounts payable and accrued and other liabilities—related parties, respectively, and other non-current assets—related parties and other non-current liabilities—related parties, respectively, for amounts expected to be realized thereafter. Substantially all of the Company’s revenues were derived from related parties during the three months ended March 31, 2026 and 2025. Operating expenses incurred relate to aircraft rent expense, interrupted trip expenses, maintenance expense, and employee benefits, among others. Management has concluded that transactions of this nature were carried out on an arm’s-length basis.
Risks and uncertainties—During the three months ended March 31, 2026 and 2025, substantially all of the Company’s revenues were derived from capacity purchase agreements with the Partner Airlines. Termination of any of these capacity purchase agreements could have a material adverse effect on the Company’s financial position, results of operations, and operating cash flows.
Each of the Company’s Partner Airlines comprised the following receivables as of March 31, 2026 and December 31, 2025 and revenues for the three months ended March 31, 2026 and 2025:

Concentration base	American Airlines	Delta Air Lines	United Airlines
Revenues for the three months ended:
March 31, 2026	36%	19%	43%
March 31, 2025	43	25	30
Receivables as of:
March 31, 2026	24	4	26
December 31, 2025	14	39	24

11.    SUBSEQUENT EVENTS
On April 22, 2026, the Company’s Board of Directors, upon the recommendation of its Corporate Governance Committee, promoted Matthew J. Koscal to the position of President and Chief Executive Officer (principal executive officer), effective June 15, 2026. Upon the effective date of appointment, David Grizzle, currently serving in the role of Chairman and Chief Executive Officer (principal executive officer) will resume the role of non-executive Chairman of the Board of Directors, a position previously held by Mr. Grizzle for the Legacy Republic Board of Directors since 2017 until assuming the Chief Executive Officer role prior to the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the accompanying notes, and the other financial information included elsewhere in this Report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from those discussed in the forward-looking statements below. Factors that could cause such differences include, but are not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” in this Report.
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
Overview
We are the second largest independent regional airline in the United States based on total fleet and daily departures. As of March 31, 2026, we had an operational fleet of 275 regional jet aircraft that regularly provides scheduled passenger service on approximately 1,300 daily flights, to approximately 125 in the United States, Canada, Mexico, and the Caribbean.
On November 25, 2025, the Company and Mesa Air Group, Inc. (“Mesa Parent”), former parent company of Mesa Airlines, Inc. (“Mesa Airlines”) completed the Merger of Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”). The legal entity Mesa Air Group, Inc. continued as the surviving corporation; however, upon completion of the Merger, the legal entity was renamed Republic Airways Holdings Inc. The Company, on a pre-Merger basis, is referred to as “Legacy Republic.” The Company includes the operations of Legacy Republic and, beginning on November 25, 2025, also includes the operations, financial position, and cash flows of the former entity Mesa Air Group, Inc. and its wholly-owned subsidiaries. See Note 3, Merger with Mesa Air Group, Inc., in the notes to the unaudited condensed consolidated financial statements included in this Report.
Substantially all of our flights are operated under multi-year fixed-fee capacity purchase agreements (“CPA,” or collectively, our “CPAs”) with our three Partner Airlines: American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta Air Lines”), and United Airlines, Inc. (“United Airlines”). We exclusively operate the dual class Embraer E170/175 family of aircraft and are one of the world’s largest operators of that aircraft type. Under the CPAs, we provide substantially all of our flight capacity to our Partner Airlines. Our compensation is not materially or directly affected by variations in fares or passenger load factors, nor by variations in the price of fuel, the cost of which is paid directly by our Partner Airlines, effectively providing us with contractual monthly revenues, while reducing our exposure to fluctuations in fuel prices, fare competition, and passenger loads. During the three months ended March 31, 2026 and 2025, we carried passengers on approximately 107,000 and 85,000 flights, generating revenues of $527.4 million and $394.8 million and pre-tax income of $37.6 million and $36.6 million, respectively.
We market under our Partner Airlines’ two-letter flight designation codes, paint our aircraft in the style of our Partner Airlines’ brand requirements, and use our Partner Airlines’ service marks to market ourselves as a carrier for our Partner Airlines. Our Partner Airlines control route selection, fare pricing, seat inventories, marketing, and scheduling, and provide us with ground support services, airport take-off and landing slots, and gate access, allowing us to focus on operational excellence, positioning ourselves as the regional airline of choice for our Partner Airlines and passengers through the delivery of safe, clean, reliable, and efficient regional service. For the three months ended March 31, 2026, American Airlines, Delta Air Lines, and United Airlines accounted for 37%, 21%, and 42% of our departures, respectively.

Key Components of Republic’s Results of Operations
Revenue
We operate under the American Eagle, Delta Connection, and United Express brands through our CPAs with American Airlines, Delta Air Lines, and United Airlines, respectively. Under these arrangements, we receive fixed fees, as well as reimbursement of specified costs with additional possible incentives from our Partner Airlines for superior performance. Substantially all of our revenues are earned under our CPAs with our Partner Airlines. The number of aircraft we operate, aircraft utilization, and the rates we charge are the most significant drivers of our revenues. The number of passengers carried and the fares which revenue-generating passengers pay do not materially affect our revenues. We earn revenues based on aircraft utilization levels under the applicable CPAs with each of our Partner Airlines, subject to minimum utilization guarantees.
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
Operating Expenses
A brief description of the items included in our operating expenses line items are as follows:
Wages and Benefits
This expense includes salaries and wages earned by our pilots, flight attendants, dispatchers, and other associates, as well as expenses associated with various employee benefit plans, stock-based compensation, employee incentives, and payroll taxes. These expenses fluctuate primarily based on our level of operations, changes in wage rates for contract and non-contract employees, and changes in costs of our benefit plans.
Aircraft and Engine Rent
This expense consists of the costs of aircraft and spare engines under operating leases. Leased aircraft (including wing-mounted engines) and spare engines are operated under operating leases and subject to adjustment as costs associated with minimum lease return conditions become probable and able to be estimated, generally coinciding with the last heavy maintenance visit.

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
Depreciation and Amortization
This expense includes depreciation expense of all owned aircraft, property, and equipment which includes aircraft and buildings under debt obligations and finance leases, spare engines, flight equipment, general aviation aircraft, and ground equipment as well as amortization expense on leasehold improvements.
Executive Separation and Merger-related Items
We classify certain operating expenses as executive separation and Merger-related items due to their nonrecurring or infrequently occurring nature.
Executive separation and Merger-related items primarily consist of non‑recurring transaction and integration‑related costs incurred in connection with the Merger. These costs include legal, audit, and advisory fees supporting Merger due diligence, securities registration and Securities and Exchange Commission filings, Merger planning, and integration activities. Integration costs include the elimination of duplicate overheads and abandonment of certain operating agreements, including fleet-specific training and facilities. The Company has additionally incurred integration costs related to aircraft maintenance bridging, and standardization of crew training. The Company separately classifies these items as they are not expected to be incurred on a recurring basis and does not anticipate incurring costs of this nature following the completion of Merger‑related integration activities.
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

Results of Operations
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The following table sets forth information regarding our operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025	$ Variance	% Variance
Revenues	$527.4	$394.8	$132.6	33.6%
Operating expenses:
Wages and benefits	231.2	174.4	56.8	32.6
Aircraft and engine rent	1.9	—	1.9	NM
Maintenance and repair	113.4	76.3	37.1	48.6
Depreciation and amortization	34.5	30.6	3.9	12.7
Executive separation and Merger-related items	9.5	4.4	5.1	115.9
Other operating expense	82.7	56.2	26.5	47.2
Total operating expenses	473.2	341.9	131.3	38.4
Operating income	54.2	52.9	1.3	2.5
Total other expense	(16.6)	(16.3)	(0.3)	1.8
Income before income taxes	37.6	36.6	1.0	2.7
Income tax expense	10.7	9.5	1.2	12.6
Net income	$26.9	$27.1	$(0.2)	(0.7)%

Net income % (1)	5.1%	6.9%	NM	(1.8)	pts
Adjusted EBITDA (2)	$98.2	$87.9	10.3	11.7%
Adjusted EBITDA % (2)	18.6%	22.3%	NM	(3.7)	pts
Adjusted EBITDAR (2)	$100.1	$87.9	12.2	13.9%
Adjusted EBITDAR % (2)	19.0%	22.3%	NM	(3.3)	pts
(1)Net income % is net income expressed as a percentage of revenues.
(2)Adjusted EBITDA represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, and depreciation and amortization expense. Adjusted EBITDAR represents net income before executive separation and Merger-related items, interest expense, investment income, and other, net, income taxes, depreciation and amortization expense, and aircraft and engine rent. Adjusted EBITDA % and Adjusted EBITDAR % are non-GAAP measures that represent Adjusted EBITDA and Adjusted EBITDAR, respectively, expressed as a percentage of revenues. Republic’s management uses these metrics, and it believes these metrics are also useful to investors to understand Republic’s financial performance. Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % are included as supplemental disclosure because Republic’s management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in Republic’s industry. Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters Republic considers not to be indicative of its ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect Republic’s cash expenditures for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, Republic’s working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on its debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements; and (vi) other companies in Republic’s industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than Republic does, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft and engine rent, which is a normal, recurring cash operating expense that is necessary to operate Republic’s business. For the foregoing reasons, each of Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % has significant limitations which affect its use as an indicator of Republic’s profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net income	$26.9	$27.1
Plus:
Depreciation and amortization	34.5	30.6
Executive separation and Merger-related items	9.5	4.4
Interest expense	16.8	14.3
Investment (income) loss and other, net	(0.2)	2.0
Income tax expense	10.7	9.5
Adjusted EBITDA	98.2	87.9
Plus:
Aircraft and engine rent	1.9	—
Adjusted EBITDAR	$100.1	$87.9
The following table summarizes certain operating data that we believe are useful indicators of our operating performance for the three months ended March 31, 2026 and 2025. We believe block hours, departures, and average daily utilization of each aircraft are our primary measures in evaluating aircraft production, incurrences of revenues and operating expenses, and efficiency of the Airline.

	Three Months Ended
Operating Highlights	March 31, 2026	March 31, 2025	% Variance
Aircraft under operation for the Partner Airlines at period end(1)(2)	275	208	32.2%
Block hours (3)	212,479	162,967	30.4%
Departures	106,861	85,907	24.4%
Average daily utilization of each aircraft (hours) (4)	9.6	9.5	1.1%
Average length of aircraft haul (miles)	546	500	9.2%
(1)Excludes eight and one spare aircraft as of March 31, 2026 and 2025.
(2)Excludes 31 aircraft that have been leased under customary leasing arrangements to American Airlines as of March 31, 2026 and 2025.
(3)Reflects hours of aircraft movement from gate to gate (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.
(4)Reflects average daily utilization in block hours (aircraft movement from gate to gate, including taxi time) for the greater of actual in-service aircraft or minimum contracted scheduled aircraft, if applicable.
Revenues
Revenues increased $132.6 million, or 33.6%, to $527.4 million for the three months ended March 31, 2026 compared to $394.8 million for the three months ended March 31, 2025, due to 30.4% increase in block hour production and a 24.4% increase in departures due to increased daily utilization and contribution of additional flying under the new CPA with United Airlines as a result of the Merger, beginning November 25, 2025.
Operating expenses
Wages and benefits expense increased $56.8 million, or 32.6%, to $231.2 million for the three months ended March 31, 2026 from $174.4 million for the three months ended March 31, 2025. The increase was primarily attributable to a $48.2 million increase in salaries and wages due largely to the 30.4% increase in block hour production coupled with a $8.0 million increase in employee benefits expense due to increased headcount from the Merger.
Maintenance and repair expense increased $37.1 million, or 48.6%, to $113.4 million for the three months ended March 31, 2026 from $76.3 million for the three months ended March 31, 2025. The increase was primarily due to the increase of the operating fleet by 60 aircraft related to the Merger, increasing shop level maintenance expenses by $26.0 million.

Depreciation and amortization expense increased $3.9 million, or 12.7%, to $34.5 million for the three months ended March 31, 2026 from $30.6 million for the three months ended March 31, 2025. The increase was due to the addition of 14 new E175 aircraft, excluding the 60 E175 aircraft related to the Merger delivered since March 31, 2025.
Other operating expense increased $26.5 million, or 47.2%, to $82.7 million for the three months ended March 31, 2026 from $56.2 million for the three months ended March 31, 2025, primarily due to a $13.9 million increase in expenses relating to increasing the operational fleet from the Merger. Additionally, other operating expense increased $9.0 million due to $6.0 million associated with an increase in crew hotel and other travel expense caused by increased flying and an increase in professional fees, software costs, and freight of $3.0 million.
Other expense, net
Other expense, net increased $0.3 million, or 1.8%, to $16.6 million for the three months ended March 31, 2026 from $16.3 million for the three months ended March 31, 2025. The table below presents the (increase) decrease related to the changes in other expense, net:

(in millions)
Unrealized loss from marketable securities	$(0.7)
Interest expense	(2.5)
Other, net	2.9
Total	$(0.3)
Income tax expense
We recorded income tax expense of $10.7 million for the three months ended March 31, 2026, compared to income tax expense of $9.5 million for the three months ended March 31, 2025 at an effective tax rate of 28.5% and 26.0%, respectively. Our effective tax rates differ from the federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
We require cash to fund our operating expenses and working capital requirements, including outlays to fund capital expenditures, aircraft pre-delivery deposit payments (“PDP”), maintenance expenses, and debt service obligations, including principal and interest payments. Our cash needs vary from period to period, primarily based on the timing and costs of significant maintenance events and capital expenditures. Our principal sources of liquidity are cash on hand and liquid investments, including investments in marketable securities, cash generated from operations, and funds raised from external borrowings or capital offerings. In the near term, we expect to fund our primary cash requirements through cash generated from operations, and cash and cash equivalents on hand (including our investments in marketable securities), and funds from new borrowings on aircraft deliveries and our aviation campus. There is no assurance that we will be successful in securing any additional liquidity from external creditors. We believe that cash flow from operating activities coupled with existing cash, cash equivalents, and marketable securities will be adequate to fund our operating and capital needs through at least the next 12 months.
As of March 31, 2026, we had a working capital deficit of $33.7 million. The airline industry is highly capital intensive due to the nature and financing methods for its fleet assets used to generate operating cash flows. If we fail to generate sufficient funds from operations to repay such obligations, we may need to raise capital through the issuance of equity or obtain or refinance borrowings to meet our existing obligations. There can be no assurance that such equity transactions or borrowings will be available or, if available, will be at terms, rates, or prices acceptable to us.

The following table summarizes our total cash and marketable securities as of March 31, 2026 and December 31, 2025 as well as our operating, investing, and financing cash flow activities for the three months ended March 31, 2026 and 2025:

(in millions)	March 31, 2026	December 31, 2025	$ Variance	% Variance
Cash, cash equivalents, and restricted cash	$133.5	$157.7	$(24.2)	(15.3%)
Marketable securities	162.1	162.2	(0.1)	(0.1)
Total	$295.6	$319.9	$(24.3)	(7.6)%

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025	$ Variance	% Variance
Net cash provided by operating activities	$57.8	$53.8	$4.0	7.4%
Net cash used in investing activities	(92.0)	(41.6)	(50.4)	121.2
Net cash provided by (used in) financing activities	10.0	(35.9)	45.9	NM
During the three months ended March 31, 2026, total cash, cash equivalents, restricted cash, and marketable security positions decreased $24.3 million, or 7.6%, to $295.6 million as of March 31, 2026 from $319.9 million as of December 31, 2025.
Net cash provided by operating activities increased $4.0 million, or 7.4%, to $57.8 million during the three months ended March 31, 2026 from $53.8 million during the three months ended March 31, 2025. The increase was attributable to the increase in earnings excluding non-cash expenses, coupled with changes in working capital accounts from the timing of collection of receivables and settlement of liabilities when compared to the three months ended March 31, 2025.
Net cash used in investing activities increased $50.4 million to $92.0 million net cash used during the three months ended March 31, 2026 from $41.6 million net cash used during the three months ended March 31, 2025. We acquired three E175 regional aircraft during the three months ended March 31, 2026, compared to the acquisition of one E175 regional aircraft during the three months ended March 31, 2025, which increased overall capital expenditures by $53.8 million. Additionally, we purchased $38.7 million and redeemed $40.0 million in marketable securities and investments during the three months ended March 31, 2026, compared to purchases of $38.4 million and redemptions of $45.0 million in marketable securities and investments during the three months ended March 31, 2025.
Net cash provided by (used in) financing activities changed $45.9 million to $10.0 million net cash provided for the three months ended March 31, 2026 compared to $35.9 million net cash used for the three months ended March 31, 2025. During the three months ended March 31, 2026, we obtained secured borrowings resulting in cash inflows of $64.4 million, compared to obtaining secured borrowings resulting in cash inflows of $22.4 million during the three months ended March 31, 2025.
Our credit agreements require that we comply with customary affirmative and negative covenants. We believe we are in compliance with all of our financial covenants as of March 31, 2026 and December 31, 2025.
Letters of Credit
As we enter new markets, increase leased real estate, or add leased aircraft, we are often required to provide airport authorities and lessors with letters of credit. We also provide letters of credit for our workers’ compensation insurance, construction activities, and student loans. As of March 31, 2026 and December 31, 2025, we had cash collateralized letters of credit totaling $20.0 million and $22.8 million, respectively. Cash collateralized against our letters of credit is recorded to restricted cash on our condensed consolidated balance sheets.

Aircraft and Other Leases
Our lease obligations consist of aircraft, spare engines, flight training equipment, terminal space, operating facilities, and corporate real estate, which expire through 2038. For operating leases with terms greater than 12 months, we record an operating lease liability and the related right-of-use asset at the present value of remaining lease payments at the lease commencement date, taking into consideration rental escalation provisions, when applicable. Lease obligations expected to be paid within 12 months represent current maturities and are classified within the current portion of operating lease liabilities to our condensed consolidated balance sheets. Lease obligations with expected repayment extending beyond 12 months are recorded to operating lease liabilities—less current portion to our condensed consolidated balance sheets in our accompanying condensed consolidated financial statements. We record our finance lease assets, current liability, and noncurrent liability to property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases—less current portion, respectively. Amortization of the finance lease asset is recorded to depreciation and amortization expense. The interest component of the lease payment is recorded to interest expense. With the exception of our CPAs and some operating facilities, we do not separate lease and non-lease contractual components. Provisions for residual value guarantees are not material. See Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements included in this Report.
Components of operating and finance lease costs for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Operating lease cost	$6.4	$5.3
Finance lease cost (1)	2.4	3.0
Variable and short-term lease cost	4.5	0.8
Total lease cost	$13.3	$9.1
(1)Finance lease costs include depreciation and amortization costs and interest costs recorded during the three months ended March 31, 2026 and 2025 in the condensed consolidated statements of operations.
Off-Balance Sheet Arrangements
We have guaranteed certain obligations of LIFT Academy and certain third parties related to LIFT Academy. Expected losses from guaranteed obligations are derived from total commitments outstanding to third parties coupled with the probability of repayment. Total guaranteed obligations as of March 31, 2026 were $20.8 million. Losses expected to be incurred from guaranteed obligations were $7.0 million as of March 31, 2026.
Commitments and Obligations
From time to time, we enter into purchase commitments for future aircraft and engine deliveries. We regularly make PDPs to support aircraft and engines on order. PDPs are retained until scheduled aircraft or engine delivery occurs or when deposit amounts are no longer expected to be returned by the manufacturer. Interest costs associated with PDPs are capitalized as a portion of the overall historical cost of the related aircraft or engine and are depreciated over the estimated useful life of the asset.

The following table sets forth our future contractual obligations as of March 31, 2026:

(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Current and long-term debt and finance lease obligations	$1,044.0	$186.7	$290.8	$194.2	$372.3
Interest on debt and finance lease obligations (1)	267.5	58.7	92.0	56.6	60.2
Operating lease obligations	170.4	18.8	48.3	43.9	59.4
Finance lease obligations	70.2	9.5	19.0	38.4	3.3
Aircraft and spare engines under purchase obligations	804.1	—	612.7	191.4	—
Aviation Campus purchase commitment	27.5	27.5	—	—	—
Total	$2,383.7	$301.2	$1,062.8	$524.5	$495.2
(1)Interest calculated for fixed rate debt and estimated for variable rate debt based on current interest rates as of March 31, 2026. Approximately 85% of Republic’s debt is fixed rate debt.
We have an order for 26 Embraer regional jets (E175) with expected deliveries beginning in 2028 through 2030.
During the year ended December 31, 2025, we executed an amendment to an existing financing arrangement to finance some additional scheduled aircraft deliveries during the year ending December 31, 2026, which provides funding for a portion of the total aircraft cost, is secured by the related aircraft, and is funded upon each delivery. Additionally, we entered into a new credit facility secured by spare engines. As of March 31, 2026, the remaining maximum borrowings allowable under the agreements is approximately $51 million.
In each of the three months ended March 31, 2026 and 2025, the Company completed certain milestones in the construction of a new flight aviation campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”). The Aviation Campus houses a training center that, once fully integrated with pre-Merger Mesa Airlines operations, will be used to perform substantially all of the Company’s training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations used exclusively by the Company’s associates in training, our corporate headquarters (completed January 2026), and a parking garage. Additionally, the Company began construction on additional overnight accommodations, which is expected to be completed in 2026. The interest costs associated with the Aviation Campus, which are not significant during the periods presented, are capitalized as a portion of the overall historical cost and depreciated over the estimated useful life of the asset.
We have long-term agreements relating to our maintenance costs associated with engines, auxiliary power units (“APU”), avionics, and other aircraft equipment. The following agreements comprise our long-term maintenance agreements for various airframe and engine components as of March 31, 2026:

Maintenance Agreement	Termination
APUs	December 2034
Avionics	December 2029
Engines	December 2037
Wheels and Brakes	September 2030
Certain fixed agreements include a guaranteed minimum payment amount based on flight hours, departures, or other measures. Aggregate payments under long-term maintenance agreements were $43.6 million and $36.7 million for the three months ended March 31, 2026 and 2025, respectively.
Taxes
We recorded income tax expense of $10.7 million and $9.5 million, during the three months ended March 31, 2026 and 2025, respectively, at an effective tax rate of 28.5% and 26.0%, respectively. We utilize Federal NOLs against our current period taxable income. Our Federal NOL deferred tax assets are largely generated from the accelerated tax depreciation on aircraft and other significant asset acquisitions. Based on our expected utilization and expiration of our NOL deferred tax assets as well as anticipated aircraft deliveries, we expect to become a cash tax-paying entity in 2028.

Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first three months of fiscal year 2026, there were no material changes to our critical accounting estimates as described in the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, included in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Aircraft Fuel
Pursuant to our capacity purchase agreements, American Airlines, Delta Air Lines, and United Airlines have agreed to materially bear the economic risk of fuel price fluctuations on our contracted flights.
Interest Rates
Our earnings and cash flows can be affected by changes in interest rates from interest expense on variable-rate debt instruments and interest income on marketable securities. The majority of our long-term debt portfolio is currently protected from this risk, as approximately 85% of our debt is at a fixed rate. The effect to interest expense from increased market interest rates is expected to be offset by interest income available to us on our marketable securities, therefore having a minimal impact to our results of operations.
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
As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our CPAs. Wages and benefits expenses represented 48.9% of our total operating expenses for the three months ended March 31, 2026. For illustrative purposes, a hypothetical increase of 25% of our wages and benefits during the three months ended March 31, 2026, would have increased our operating expenses by approximately $58 million.
Our inability or failure to offset material increases in costs due to inflation and/or labor costs could harm our business, financial condition, and operating results. Additionally, in the event we are unable to hire and retain qualified pilots and other operational personnel, including flight attendants and maintenance technicians, we may be unable to operate requested flight schedules under our CPAs, which could result in a reduction in revenues and operating inefficiencies, such as incremental new-hire training costs, and could harm our business, financial condition, and operating results.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, concluded that, as of March 31, 2026, those controls and procedures were effective at the reasonable assurance level. Any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Report, you should carefully consider the factors discussed under “Risk Factors” in our last annual report, and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes repurchases by the Company, during the three months ended March 31, 2026. Repurchases were made in conjunction with the final settlement of the purchase consideration exchanged for the Merger. For additional information regarding repurchases, see Note 3, Merger with Mesa Air Group, Inc., included in the accompanying notes to the condensed consolidated financial statements. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	109,106	18.84	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Plan Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Merger Agreement, dated April 4, 2025, between Mesa Air Group, Inc. and Republic Airways Holdings, Inc.	8-K	April 8, 2025	2.1
3.1	Delaware Certificate of Incorporation, as filed with the Secretary of State of Delaware, effective November 25, 2025 (annexed to Certificate of Merger)	8-K/A	December 18, 2025	3.1
3.2	Bylaws of Republic Airways Holdings Inc.	8-K	December 1, 2025	3.5
10.1#	Form of Restricted Stock Unit Grant Notice and Agreement under the Republic Airways Holdings Inc. 2025 Equity Incentive Plan (directors)				X
10.2#	Form of Performance Stock Unit Grant Notice and Agreement under Republic Airways Holdings Inc. 2025 Equity Incentive Plan				X
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

#	Management contract or compensatory plan.

The agreements and other documents filed as exhibits to this Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Republic Airways Holdings Inc.

Date: May 1, 2026	By:	/s/ Joseph P. Allman
Joseph P. Allman
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)