Form 10-Q
period 2026-06-30
REPUBLIC AIRWAYS HOLDINGS INC.
filed 2026-07-31
CIK 810332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2026
Common stock, $0.001 par value	46,819,500

REPUBLIC AIRWAYS HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

Part I - Financial Information
Item 1. Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025
(UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115.7	$134.3
Marketable securities	161.9	162.2
Restricted cash	22.2	23.4
Receivables, net	22.7	21.0
Receivables—related parties	45.8	69.2
Inventories	99.1	88.5
Other current assets	23.9	26.2
Other current assets—related parties	43.8	15.9
Total current assets	535.1	540.7

Property and equipment, net	2,422.4	2,410.0
Operating lease right-of-use assets	124.1	131.7
Goodwill	109.9	122.5
Other non-current assets	36.6	40.0
Other non-current assets—related parties	28.3	31.7
TOTAL ASSETS	$3,256.4	$3,276.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and finance leases	$185.5	$202.0
Current portion of operating lease liabilities	17.9	16.5
Accounts payable	68.5	96.2
Accrued and other liabilities	205.4	219.8
Accounts payable and accrued and other liabilities—related parties	43.1	39.8
Total current liabilities	520.4	574.3

Long-term debt and finance leases—less current portion	875.7	882.9
Operating lease liabilities—less current portion	115.4	123.9
Other non-current liabilities	36.0	42.9
Other non-current liabilities—related parties	91.4	103.2
Deferred income taxes	231.2	220.9
Total liabilities	1,870.1	1,948.1

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 45,892,239 and 45,713,286 shares issued and outstanding, respectively	—	—
Additional paid-in capital	623.1	620.0
Accumulated earnings	763.2	708.5
Total shareholders’ equity	1,386.3	1,328.5
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,256.4	$3,276.6
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES (1)	$571.1	$405.6	$1,098.5	$800.4
OPERATING EXPENSES:
Wages and benefits	241.4	184.6	472.6	359.0
Aircraft and engine rent	2.1	—	4.0	—
Maintenance and repair	122.3	64.9	222.1	132.0
Maintenance and repair—related parties	12.0	9.2	25.6	18.4
Depreciation and amortization	35.2	30.9	69.7	61.5
Executive separation and Merger-related items (Note 4)	13.6	2.4	23.1	6.8
Other	83.7	59.0	164.1	114.6
Other—related parties	2.1	0.2	4.4	0.8
Total operating expenses	512.4	351.2	985.6	693.1

OPERATING INCOME	58.7	54.4	112.9	107.3

OTHER INCOME (EXPENSE):
Investment income and other, net	1.5	11.1	1.7	9.1
Interest expense	(16.8)	(14.8)	(33.6)	(29.1)
Total other expense, net	(15.3)	(3.7)	(31.9)	(20.0)

INCOME BEFORE INCOME TAXES	43.4	50.7	81.0	87.3
INCOME TAX EXPENSE	12.2	13.3	22.9	22.8
NET INCOME	$31.2	$37.4	$58.1	$64.5

NET INCOME PER COMMON SHARE—BASIC	$0.68	$0.96	$1.27	$1.65
NET INCOME PER COMMON SHARE—DILUTED	0.68	0.94	1.26	1.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC	45.7	39.2	45.7	39.1
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—DILUTED	46.2	39.9	46.1	39.9
(1)Substantially all of the Company’s revenues are derived from related parties during the three and six months ended June 30, 2026 and 2025. Refer to Note 5, Revenues and Note 10, Related Party Transactions.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(In millions, except share amounts)

	Mezzanine Equity (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
Balance at January 1, 2025	102,901	$5.8	38,993,300	$—	$478.0	$632.5	$1,110.5
Net income	—	—	—	—	—	27.1	27.1
Share based compensation	—	0.7	—	—	—	—	—
Balance at March 31, 2025	102,901	$6.5	38,993,300	$—	$478.0	$659.6	$1,137.6
Net income	—	—	—	—	—	37.4	37.4
Share based compensation	—	0.7	—	—	—	—	—
RSUs issued to Board of Directors	57,047	0.9	—	—	—	—	—
Balance at June 30, 2025	159,948	$8.1	38,993,300	$—	$478.0	$697.0	$1,175.0

	Mezzanine Equity (1)		Common Stock (1)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Total Shareholders’ Equity
Balance at January 1, 2026	—	$—	45,713,286	$—	$620.0	$708.5	$1,328.5
Net income	—	—	—	—	—	26.9	26.9
Share based compensation	—	—	—	—	3.7	—	3.7
Settlement of equity participation right from Merger	—	—	(109,106)	—	—	—	—
Settlement of U.S. Treasury Warrants	—	—	—	—	(7.4)	—	(7.4)
Balance at March 31, 2026	—	$—	45,604,180	$—	$616.3	$735.4	$1,351.7
Net income	—	—	—	—	—	31.2	31.2
Share based compensation	—	—	—	—	6.8	—	6.8
Stock issued under long-term incentive plans and to Board of Directors	—	—	470,106	—	—	—	—
Employee income tax paid on vested equity awards	—	—	(182,047)	—	—	(3.4)	(3.4)
Balance at June 30, 2026	—	$—	45,892,239	$—	$623.1	$763.2	$1,386.3
(1)Mezzanine equity and shareholders’ equity have been retrospectively adjusted to apply the Exchange Ratio and Reverse Stock Split as discussed in Note 3, Merger with Mesa Air Group, Inc.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(UNAUDITED)
(In millions)

	Six Months Ended
	June 30, 2026	June 30, 2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$107.1	$142.0

INVESTING ACTIVITIES:
Purchase of property and equipment (1)	(113.6)	(186.7)
Proceeds from insurance, sale of property and other equipment, and tariff refunds	22.7	0.4
Pre-delivery deposits paid (1)	(2.0)	(11.8)
Purchases of marketable securities and investments	(77.3)	(94.2)
Proceeds from the sale of marketable securities	80.0	92.5
NET CASH USED IN INVESTING ACTIVITIES	(90.2)	(199.8)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	64.4	164.3
Payments on debt and finance lease obligations	(91.5)	(119.6)
Payments for warrant redemption	(5.3)	—
Taxes paid related to net share settlement of equity awards	(3.4)	—
Other, net	(0.9)	(2.0)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(36.7)	42.7

NET CHANGES IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19.8)	(15.1)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	157.7	131.9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	137.9	116.8

CASH PAID FOR:
Interest, net of capitalized amounts	$32.3	$28.0
Income taxes, net of refunds	5.1	3.4
Amounts included in the measurement of operating lease liabilities	12.2	10.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Property and equipment acquired, but not paid	9.5	16.2
Parts credits received from aircraft and engine manufacturers	2.4	3.1
Parts credits received from aircraft and engine manufacturers—related parties	0.3	0.8
Right-of-use assets acquired or modified under operating leases	1.0	(0.3)
(1)The Company made net aircraft, pre-delivery deposit payments, inventory, and rotable spare part purchases from its original equipment manufacturer, a related party, of $72.1 million and $148.8 million during the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to the condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.ORGANIZATION & BUSINESS
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
Effective June 15, 2026, the Company’s Board of Directors, upon the recommendation of its Corporate Governance Committee, promoted Matthew J. Koscal to the position of President and Chief Executive Officer. Concurrently with Mr. Koscal's appointment, David Grizzle, serving in the role of Chairman and Chief Executive Officer vacated the position of Chief Executive Officer and resumed the role of non-executive Chairman of the Board of Directors, a position previously held by Mr. Grizzle for the Legacy Republic Board of Directors since 2017, until assuming the Chief Executive Officer role prior to the Merger.
The Company operates its Leadership In Flight Training Academy (“LIFT Academy”) with a mission to attract a new generation of aviation professionals to commercial aviation by providing superior flight training, while addressing the economic, regulatory, and structural barriers to entry to the aviation industry by offering its graduates a defined career pathway to First Officer with Republic Airways or Mesa. The Company also operates Bridge Air to provide additional cost-effective access to pilot time-building resources to meet minimum experience requirements to fly commercially for an airline such as Republic Airways or Mesa.
Aircraft under operation for each of our Partner Airlines as of June 30, 2026 are as follows:

Aircraft (1) (2)	American Airlines	Delta Air Lines	United Airlines	Total Aircraft
E170	13	11	—	24
E175	79	46	126	251
Total	92	57	126	275
(1)Represents the minimum operating fleet out of a total of 283 aircraft as of June 30, 2026, excluding eight spare aircraft.
(2)Excludes 31 aircraft leased to American Airlines as of June 30, 2026.
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
Tariff refunds—In February 2026, following the United States Supreme Court's decision to invalidate certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), the Company became eligible to receive refunds on previously imposed import duties. During the three and six months ended June 30, 2026, the Company received cash payments of $20.1 million in refunded duties and related interest income. The Company recorded refunded amounts as a reduction to property and equipment, net in the condensed consolidated balance sheets using a loss recovery methodology as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, Asset Retirement and Environmental Obligations.
U.S. Treasury Warrants—In 2021 and 2022, in connection with the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) payroll support program (“PSP”) and extensions, the Company issued to the U.S. Treasury warrants (the “U.S. Treasury Warrants”) to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loans (“PSP Loan”). As of December 31, 2025, the Company had 691,701 warrants issued and outstanding which were settled for $5.3 million during the six months ended June 30, 2026. As of June 30, 2026, the Company had no remaining warrants outstanding.
Net income per common share—Basic and diluted net income per common share were as follows:

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income	$31.2	$37.4	$58.1	$64.5

Denominator:
Weighted-average common shares outstanding - basic	45,708,346	39,153,484	45,680,662	39,125,118
Dilutive effects of unvested shares	464,814	759,180	385,322	727,962
Dilutive effective of U.S. Treasury Warrants	—	—	48,147	—
Adjusted weighted-average common shares outstanding - diluted	46,173,160	39,912,664	46,114,131	39,853,080

Net income per common share:
Basic	$0.68	$0.96	$1.27	$1.65
Diluted	$0.68	$0.94	$1.26	$1.62
Basic net income per common share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The number of incremental shares from the assumed issuance of shares relating to unvested shares is calculated by applying the treasury stock method. A total of 518,701 potentially dilutive shares (at target performance) have been excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2026 and 2025, as the related performance conditions have not been met.
Segment information—The Company is organized and operates as one operating and reportable segment: regional airline services. Substantially all of the Company’s revenues are derived from customers within the United States.
This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the President and Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.
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
Subsequent events — The Company evaluates subsequent events for the period from the balance sheet date to the date the financial statements are issued, in accordance with FASB ASC 855, Subsequent Events.
Recent accounting pronouncements—In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to provide investors with more granular detail on cost of sales, and selling, general, and administrative expenses. ASU 2024-03 is effective for public entities for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the standard will have to the condensed consolidated financial statements and related disclosures.
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
Legacy Republic and Mesa Parent pursued the Merger in order to enhance the scale of the combined company, both financially and operationally, to create a larger single fleet type and to provide for greater access to capital markets. In addition, the Company pursued the Merger in order to obtain extended termination dates under a new 10-year CPA with United Airlines, which commenced at closing of the Merger.
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
Escrow Shares were settled on February 9, 2026 following completion of a 60-day review and resolution period, which shares (a) first became allocable to United Airlines in exchange for the forgiveness and repayment of certain debts and obligations of Mesa; (b) second, to the extent any of the remainder became available to the Company to repay certain liabilities which were not known at Merger closing, and (c) third, to the extent of any remainder, became available on a pro rata basis to shareholders of Mesa immediately prior to consummation of the Merger and Merger-related agreements. During the six months ended June 30, 2026, Escrow Shares of 2,744,348 were allocated to United Airlines in exchange for settlement and satisfaction of adjusted Mesa Net Debt of $51.7 million, and the residual 109,106 Escrow Shares were allocated to the Company, in satisfaction of the preceding item (b) and retired as authorized by unissued shares. No Escrow Shares were available for allocation to pre-Merger Mesa Parent shareholders.
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

Mesa common stock outstanding as of November 25, 2025 (1)	2,792,531
Issuance of Mesa Parent RSUs at vesting concurrent with closing of Merger	61,011
Total Mesa common stock	2,853,542
Republic common stock outstanding as of November 25, 2025	1,004,108
Shares of Republic RSUs issued and vested upon closing of Merger	21,156
Total Republic common stock	1,025,264
Exchange Ratio	38.9933
Resulting shares of Mesa common stock issued for Republic shares outstanding (2)	39,978,395
Issuance of Republic restricted stock units	1,264,210
Shares of common stock of Mesa before the application of the Three Party Agreement	44,096,147
Mesa common stock issued in accordance with the Three Party Agreement (6% of the total Mesa shares of common stock at closing of the Merger)	2,853,454
Total outstanding shares of common stock and restricted stock units as of November 25, 2025	46,949,601
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

The Company recorded a preliminary allocation of Merger consideration to assets acquired and liabilities assumed based on their estimated fair values as of November 25, 2025. During the three and six months ended June 30, 2026, the Company adjusted the preliminary amounts reflected in the fair values of assets acquired and liabilities assumed, due to additional information obtained regarding the facts and circumstances that existed as of the Merger date that, if known, would have affected the measurement of the fair value of assets acquired and liabilities assumed at that date. The Company recognized a $12.5 million adjustment to goodwill primarily related to the measurement of deferred tax assets based on updated information related to the utilization of net operating loss carryforwards, among other immaterial adjustments. The following table summarizes the updated preliminary purchase price allocation, including resulting goodwill:

(in millions)	Provisional Fair Value	Measurement Period Adjustments	Updated Provisional Fair Value
Assets acquired:
Cash and cash equivalents	$19.6	$—	$19.6
Inventories	19.5	—	19.5
Other current assets	14.5	0.8	15.3
Other current assets—related parties	25.7	4.0	29.7
Property and equipment	22.6	(1.0)	21.6
Deferred income taxes	19.0	10.2	29.2
Goodwill	120.4	(12.5)	107.9
Other non-current assets	8.9	—	8.9
Total assets acquired	250.2	1.5	251.7
Liabilities assumed:
Operating lease liability	6.6	—	6.6
Accounts payable	55.3	0.1	55.4
Accounts payable—related parties	0.7	—	0.7
Accrued expenses and other current liabilities	65.9	(0.6)	65.3
Accrued expenses and other current liabilities—related parties	0.5	2.2	2.7
Other non-current liabilities	1.0	(0.2)	0.8
Total liabilities assumed	130.0	1.5	131.5
Net assets acquired	$120.2	$—	$120.2
The composition of goodwill is principally derived from the assembled workforce of Mesa, whereby management derives a benefit from the aggregation of a highly-trained technical workforce which is not separable from goodwill. No other significant intangible assets are separately identifiable from goodwill. None of the goodwill is expected to be deductible for income tax purposes.
Additionally, the Company accounted for executive compensation for severance and consulting fees payable to Mesa Parent named executive officers separately from the Merger during the year ended December 31, 2025, as the negotiation and determination of such amounts, in part, were influenced by parties to the Three Party Agreement.
4.     EXECUTIVE SEPARATION AND MERGER-RELATED ITEMS
The Company separately classified executive separation and Merger-related items in the condensed consolidated statements of operations, as such amounts are not anticipated to be incurred each year on a recurring basis. Certain prior year balances have been reclassified to conform to current year presentation.
Executive separation—In connection with Mr. Grizzle’s separation and transition to non-executive Chairman, the Company recognized $7.0 million of cash severance and share-based compensation expense related to the accelerated vesting of certain restricted stock awards and restricted stock units subject to performance-vesting conditions, during the three and six months ended June 30, 2026. Refer to Note 9, Mezzanine Equity and Capital Transactions.

Merger-related items—The Company incurred certain expenses for legal, audit, and advisory fees supporting Merger due diligence, registration of securities and Securities and Exchange Commission (“SEC”) filings, Merger planning, and integration costs during the three and six months ended June 30, 2026. Integration costs include the elimination of duplicate overheads and abandonment of certain operating agreements, including fleet-specific training and facilities. Additionally, the Company has incurred integration costs related to aircraft maintenance bridging and standardization of crew training during the three and six months ended June 30, 2026. All costs of this nature are presented in executive separation and Merger-related items in the condensed consolidated statements of operations. Amounts incurred during the three and six months ended June 30, 2025 were reclassified to conform to current year presentation.
Executive separation and Merger-related items incurred during the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Executive separation	$7.0	$—	$7.0	$—
Merger-related items	6.6	2.4	16.1	6.8
Total	$13.6	$2.4	$23.1	$6.8
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
Revenues by Partner Airline for the three and six months ended June 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
American Airlines	$198.1	$178.3	$387.5	$349.5
Delta Air Lines	106.9	105.3	206.2	204.7
United Airlines	257.8	115.8	486.9	234.5
Other	8.3	6.2	17.9	11.7
Total revenues	$571.1	$405.6	$1,098.5	$800.4
Revenues derived from the CPAs by type of revenue for the three and six months ended June 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Regional jet service revenue	$482.5	$324.6	$921.4	$640.3
Lease revenue (1)	80.3	74.8	159.2	148.4
Other revenue	8.3	6.2	17.9	11.7
Total revenues	$571.1	$405.6	$1,098.5	$800.4
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
Contract assets are generated from the partial satisfaction of certain performance obligations, generally related to the delivery of aircraft maintenance services under customer contracts, whereby the Company has the right to consideration for services transferred or provided to its customers. Other current assets—related parties and other non-current assets—related parties in the condensed consolidated balance sheets consist entirely of contract assets, which have been appropriately reduced for the applicable financing component. The Company expects to collect all current amounts within the next twelve months, while non-current amounts will be collected over the period from July 2027 to 2030.
Contract liabilities—Contract liabilities consist of deferred revenues for which the Company has received customer payment for undelivered services. In addition, the Company periodically carries out capital projects on behalf of its Partner Airlines, generally pertaining to aircraft fleet and livery improvements. Revenues of this nature are recognized over time, depicting the pattern of transfer of control of services, resulting in ratable recognition of revenues over the remaining term of the CPA, ranging from 2027 to 2038.

Current and non-current deferred revenues are recorded to accounts payable and accrued and other liabilities-related parties and other non-current liabilities-related parties, respectively, in the condensed consolidated balance sheets. The Company recognized $19.1 million and $7.9 million of the deferred revenue to revenues in the condensed consolidated statements of operations during the six months ended June 30, 2026 and 2025, respectively, which was previously included in contract liabilities at December 31, 2025 and 2024, respectively. Current contract liabilities were $35.7 million and $35.9 million as of June 30, 2026 and December 31, 2025, respectively. Non-current contract liabilities were $91.4 million and $103.2 million as of June 30, 2026 and December 31, 2025, respectively.
6.     FAIR VALUE MEASUREMENTS
The Company measures the following assets and liabilities at fair value on a recurring basis:

	As of June 30, 2026
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$137.9	$137.9	$—	$—
Marketable securities	161.9	161.9	—	—
EVE Investment	12.3	2.5	—	9.8
Total	$312.1	$302.3	$—	$9.8

	As of December 31, 2025
(in millions)	Recorded Balance	Level 1	Level 2	Level 3
Cash, cash equivalents, and restricted cash	$157.7	$157.7	$—	$—
Marketable securities	162.2	162.2	—	—
EVE Investment	15.4	4.0	—	11.4
Total	$335.3	$323.9	$—	$11.4
The implied volatility, which is the unobservable input, used in the determination of fair value of Level 3 investments as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
EVE Investment	61.9%	61.6%
The increase or decrease in the fair value measurement of the implied volatility may result in a higher or lower effect on the fair value measurement of the Company’s EVE Investment. The amount recorded to other non-current assets as of June 30, 2026 and December 31, 2025 for the aggregate EVE Warrants and the Put Option was $9.8 million and $11.4 million, respectively.
The Company recorded no non-recurring fair value measurements for the three and six months ended June 30, 2026 and 2025.
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
Contractual cash receipts from operating leases for each of the next five years and total of the remaining years as of June 30, 2026 are as follows:

(in millions)	Contractual Cash Receipts
2026	$144.9
2027	283.1
2028	253.9
2029	228.3
2030	144.4
Thereafter	498.6
Total	$1,553.2
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

During the three and six months ended June 30, 2026 and 2025, the Company completed certain milestones in the construction of a new flight aviation campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”). The Aviation Campus houses a training center that, once fully integrated with pre-Merger Mesa Airlines operations, will be used to perform substantially all of the Company’s training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations used exclusively by the Company’s associates in training, our corporate headquarters (completed January 2026), and a parking garage. Additionally, the Company began construction on additional overnight accommodations, which is expected to be completed in 2026. The interest costs associated with the Aviation Campus, which are not material during the periods presented, are capitalized as a portion of the overall historical cost and depreciated over the estimated useful life of the asset.
The following table displays the Company’s future contractual obligations for property and equipment under firm orders:

	Payments Due By Period
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Aircraft and other purchase obligations	$32.1	$—	$382.4	$222.3	$182.4	$—	$819.2
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
Legal matters—The Company is involved in various legal actions considered routine to the ordinary course of business. Contingent losses expected to arise as a result of pending legal matters, which could include expected future settlements, judgments, and legal fees are recorded when amounts become probable and are able to be estimated. Estimated future losses and legal fees related to ongoing litigation were not material as of June 30, 2026 and December 31, 2025.
While the Company cannot predict the outcome of these events with certainty, management does not believe pending legal matters would have a material effect on the results of operations, cash flows, or financial position.
Employees under collective bargaining agreement—During the three and six months ended June 30, 2026, certain of the Company’s maintenance technicians voted in favor of representation by the International Brotherhood of Teamsters (“IBT”) under a National Labor Relations Board election. As of June 30, 2026, the represented class includes more than 700 associates, which includes maintenance technicians, among other related associates, under representation by IBT, Local 135.
The Company and IBT, Local 135 have not yet reached agreement on the related collective bargaining agreement. As a result, the Company cannot reasonably estimate the impact, if any, that the outcome of these negotiations may have on its condensed consolidated financial statements.
9.     MEZZANINE EQUITY AND CAPITAL TRANSACTIONS
During the three and six months ended June 30, 2026, the Company granted 106,091 and 455,944 target RSUs to certain key members of management of the Company, which are subject to both time- and performance-vesting conditions (“2026 Long Term Incentive RSUs”). The 2026 Long Term Incentive RSUs vest on December 31, 2028 based on the achievement of certain pre-tax income, aircraft utilization and flight completion rate metrics, as applicable, subject to certification which will occur as soon as practicable, but no more than 60 days following December 31, 2028. The number of units awardable from the 2026 Long Term Incentive RSUs can range from 0% to 200% of the target amount depending on the Company’s performance against the pre-established targets and if the related service conditions of the holder have been met. There are also 110,016 RSUs awardable related to pre-tax income and aircraft utilization metrics that will be established by the Company’s Board of Directors during each of the years ending December 31, 2027 and 2028. For the portion of the awards where the performance-vesting condition has been defined, a grant date has been established and the weighted-average grant date fair value of those 2026 Long Term Incentive RSU was $20.13 per share. Share-based compensation expense is based on the Company’s anticipated outcome of achieving the performance metrics. During the three and six months ended June 30, 2026, 102,793 2026 Long Term Incentive RSUs were modified to accelerate vesting and 25,712 2026 Long Term Incentive RSUs were granted and vested immediately.
During the three and six months ended June 30, 2026, the Company granted zero and 17,389 RSUs to certain key members of management of the Company, which are subject to time-vesting conditions (“2026 Long Term Incentive Time-Vesting RSUs”). The grant date fair value of each 2026 Long Term Incentive Time-Vesting RSU was $21.14 per share. The 2026 Long Term Incentive Time-Vesting RSUs vest ratably over a three-year vesting period.
During the three and six months ended June 30, 2026, the Company granted 25,114 RSUs to certain key members of management of the Company, which are subject to time-vesting conditions (“2026 Promotion RSUs”). The grant date fair value of each 2026 Promotion RSU was $18.43 per share. The 2026 Promotion RSUs vest periodically over a 33 month vesting period.
During the three and six months ended June 30, 2026, the Company issued 43,566 RSUs to the Board of Directors at an estimated grant date fair value of $21.95 per share, which vested immediately. The Company recorded $1.0 million in share-based compensation to wages and benefits expense in the condensed consolidated statements of operations related to the issuance.
During the year ended December 31, 2025, the Company granted RSUs to certain key members of management which vest ratably over a three-year period (“2025 LTI Awards”). During the three and six months ended June 30, 2026, 11,231 of the 2025 LTI Award RSUs were modified to immediately vest.
During the year ended December 31, 2025, the Company granted 1,147,456 RSUs to certain key members of management, 70% of which are subject to time-based vesting conditions and 30% performance-based vesting conditions (“Republic Integration Awards”). The Republic Integration Awards and the 2025 LTI Awards, each, were unvested RSUs in Legacy Republic, which were automatically assumed and converted into the right to receive a restricted share in respect of common stock of the Company upon consummation of the Merger.
The Republic Integration Awards subject to time-vesting conditions vest in equal installments on the third and fourth anniversaries of closing of the Merger, subject to continued employment of the holder. The Republic Integration Awards subject to performance-vesting conditions vest in one-third tranches upon achievement of specified operational milestones. During the three and six months ended June 30, 2026, 114,737 shares vested from the achievement of a performance vesting condition. Additionally, during the three and six months ended June 30, 2026, 172,067 shares were modified to vest immediately.
The Company recognized $2.6 million and $6.3 million in share-based compensation to wages and benefits expense and $4.2 million and $4.2 million in share-based compensation to executive separation and Merger-related costs, respectively, in the condensed consolidated statements of operations during the three and six months ended June 30, 2026. The Company recognized $1.6 million and $2.3 million in share-based compensation to wages and benefits expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2025. The Company accounts for forfeitures as they occur.
The following table summarizes the activity of RSUs granted to certain employees of the Company for the three and six months ended June 30, 2026:

	Award
	2025 LTI Awards	Republic Integration Awards	2026 Long Term Incentive Time-Vesting RSUs	2026 Long Term Incentive RSUs	2026 Promotion RSUs	Total	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	77,793	1,147,456	—	—	—	1,225,249	$15.39
Granted	—	—	17,389	349,853	—	367,242	21.14
Unvested at March 31, 2026	77,793	1,147,456	17,389	349,853	—	1,592,491	16.72
Granted	—	—	—	106,091	25,114	131,205	18.35
Vested	—	(114,737)	—	(25,712)	—	(140,449)	15.91
Modified and vested	(11,231)	(172,067)	—	(102,793)	—	(286,091)	18.25
Unvested at June 30, 2026	66,562	860,652	17,389	327,439	25,114	1,297,156	$16.63

10.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions include transactions with our Partner Airlines and an original equipment manufacturer (the “Related Parties”), with whom we have held long-standing relationships.
The Company regularly transacts with its Related Parties as defined in ASC 850, Related Parties, in the ordinary course of business. Related party transactions are derived from passenger service under the capacity purchase relationships, certain aircraft leasing commitments between the Company and the Partner Airlines, and aircraft maintenance activities, which in turn, generate balances due to or due from our Related Parties. In addition, the Company generated deferred revenue balances from capital projects carried out on behalf of our Partner Airlines. Assets and liabilities expected to be realized within 12 months are classified as receivables—related parties and accounts payable and accrued and other liabilities—related parties, respectively, and other non-current assets—related parties and other non-current liabilities—related parties, respectively, for amounts expected to be realized thereafter. Substantially all of the Company’s revenues were derived from related parties during the three and six months ended June 30, 2026 and 2025. Operating expenses incurred relate to aircraft rent expense, interrupted trip expenses, maintenance expense, and employee benefits, among others. Management has concluded that transactions of this nature were carried out on an arm’s-length basis.
Risks and uncertainties—During the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s revenues were derived from capacity purchase agreements with the Partner Airlines. Termination of any of these capacity purchase agreements could have a material adverse effect on the Company’s financial position, results of operations, and operating cash flows.

Each of the Company’s Partner Airlines comprised the following revenues for the three and six months ended June 30, 2026 and 2025 and receivables as of June 30, 2026 and December 31, 2025:

Concentration base	American Airlines	Delta Air Lines	United Airlines
Revenues for the three months ended:
June 30, 2026	35%	19%	45%
June 30, 2025	44	26	29
Revenues for the six months ended:
June 30, 2026	35	19	44
June 30, 2025	44	26	29
Receivables as of:
June 30, 2026	16	13	37
December 31, 2025	14	39	24

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
Cautionary Statement Regarding Forward-Looking Statements
Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on Republic’s business, financial condition and results of operations, integration progress related to the merger with Mesa Air Group, Inc., the timing of scheduled aircraft deliveries, fleet expansion, changes in aircraft seat configurations, transition and anticipated fleet size for Republic in upcoming periods, expected production levels in future periods, pilot attrition trends, mechanic attrition trends, Republic’s coordination with American Airlines, Inc., Delta Air Lines, Inc., and United Airlines, Inc. (each, a “Partner Airline” and together, “Partner Airlines”) regarding the delivery of aircraft under previously announced agreements and timing of placing new aircraft deliveries into service, the expected terms, timing and benefits related to Republic’s leasing, strategic arrangements, strategic agreements and equity investments in third parties, scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as Republic’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to Republic as of such date. Readers should note that many factors could affect the future operating and financial results of Republic and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; potential staffing shortages affecting pilots, air traffic controllers, or maintenance technicians; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our Partner Airlines in general and the financial condition and operating results of Republic, in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between Republic and its Partner Airlines regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, mechanics and other personnel; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of Republic's Partner Airlines and any potential impact of their financial condition on the operations of Republic; fluctuations in flight schedules, which are determined by the Partner Airlines for whom Republic conducts flight operations; variations in market and economic conditions; significant aircraft debt commitments; estimated useful lives of long-lived assets, residual values of aircraft and related asset impairments; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing international hostilities, including conflicts in the Middle East, between Russia and Ukraine, and involving the United States and Iran, and the related impacts on macroeconomic conditions and on the international operations of any of our Partner Airlines as a result of such conflicts; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of enacted, proposed, and rescinded U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; the impact of potential future U.S. government shutdowns on air traffic controller staffing and flight cancellations; and other unanticipated factors.
There may be other factors that could affect matters discussed in forward-looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.
Website and Social Media Disclosure
Republic’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports are available free of charge on Republic’s website at investor.rjet.com, as soon as reasonably practicable after Republic electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Republic uses its investor relations website as a means of disclosing material non-public information and for complying with Republic’s disclosure obligations under Regulation Fair Disclosure. Investors should monitor Republic’s website, in addition to following Republic’s press releases, SEC filings and public conference calls and webcasts. Information relating to Republic’s corporate governance is also included on Republic’s investor relations website. The information in or accessible through the SEC's and Republic’s websites are not incorporated into, and are not considered part of, this filing. Further, Republic’s references to the URLs for these websites are intended to be inactive textual references only.
Overview
We are the second largest independent regional airline in the United States based on total fleet and daily departures. As of June 30, 2026, we had an operational fleet of 275 regional jet aircraft that regularly provides scheduled passenger service on approximately 1,300 daily flights, to approximately 125 cities in the United States, Canada, Mexico, and the Caribbean.
On November 25, 2025, the Company and Mesa Air Group, Inc. (“Mesa Parent”), former parent company of Mesa Airlines, Inc. (“Mesa Airlines”) completed the Merger of Republic Airways Holdings Inc. and Mesa Air Group, Inc., whereby the Company merged with and into Mesa Air Group, Inc. (the “Merger”). The legal entity Mesa Air Group, Inc. continued as the surviving corporation; however, upon completion of the Merger, the legal entity was renamed Republic Airways Holdings Inc. The Company, on a pre-Merger basis, is referred to as “Legacy Republic.” The Company includes the operations of Legacy Republic and, beginning on November 25, 2025, also includes the operations, financial position, and cash flows of the former entity Mesa Air Group, Inc. and its wholly-owned subsidiaries. See Note 3, Merger with Mesa Air Group, Inc., in the notes to the unaudited condensed consolidated financial statements.
Substantially all of our flights are operated under multi-year fixed-fee capacity purchase agreements (“CPA,” or collectively, our “CPAs”) with our three Partner Airlines: American Airlines, Inc. (“American Airlines”), Delta Air Lines, Inc. (“Delta Air Lines”), and United Airlines, Inc. (“United Airlines”). We exclusively operate the dual class Embraer E170/175 family of aircraft and are one of the world’s largest operators of that aircraft type. Under our CPAs, we provide substantially all of our flight capacity to our Partner Airlines. Our compensation is not materially or directly affected by variations in fares or passenger load factors, nor by variations in the price of fuel, the cost of which is paid directly by our Partner Airlines, effectively providing us with contractual monthly revenues, while reducing our exposure to fluctuations in fuel prices, fare competition, and passenger loads. During the three months ended June 30, 2026 and 2025, we carried passengers on approximately 120,000 and 90,000 flights, generating revenues of $571.1 million and $405.6 million and pre-tax income of $43.4 million and $50.7 million, respectively. For the six months ended June 30, 2026 and 2025, we carried passengers on approximately 226,000 and 176,000 flights, generating revenues of $1,098.5 million and $800.4 million and pre-tax income of $81.0 million and $87.3 million, respectively.

We market under our Partner Airlines’ two-letter flight designation codes, paint our aircraft in the style of our Partner Airlines’ brand requirements, and use our Partner Airlines’ service marks to market ourselves as a carrier for our Partner Airlines. Our Partner Airlines control route selection, fare pricing, seat inventories, marketing and scheduling, and provide us with ground support services, airport take-off and landing slots, and gate access, allowing us to focus on operational excellence, positioning ourselves as the regional airline of choice for our Partner Airlines and passengers through the delivery of safe, clean, reliable, and efficient regional service. For the three and six months ended June 30, 2026, American Airlines, Delta Air Lines, and United Airlines accounted for 35%, 19%, and 45% and 35%, 19%, and 44% of our revenues, respectively.
Recent Developments
Effective June 15, 2026, the Company’s Board of Directors, upon the recommendation of its Corporate Governance Committee, promoted Matthew J. Koscal to the position of President and Chief Executive Officer. Concurrently with Mr. Koscal's appointment, David Grizzle, serving in the role of Chairman and Chief Executive Officer vacated the position of Chief Executive Officer and resumed the role of non-executive Chairman of the Board of Directors, a position previously held by Mr. Grizzle for the Legacy Republic Board of Directors since 2017, until assuming the Chief Executive Officer role prior to the Merger.
In February 2026, following the United States Supreme Court's decision to invalidate certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), the Company became eligible to receive refunds on previously imposed import duties. During the three and six months ended June 30, 2026, the Company received cash payments of $20.1 million in refunded duties and related interest income. The Company recorded refunded amounts as a reduction to property and equipment, net in the condensed consolidated balance sheets using a loss recovery methodology as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410, Asset Retirement and Environmental Obligations.
During the three and six months ended June 30, 2026, certain of the Company’s maintenance technicians voted in favor of representation by the International Brotherhood of Teamsters (“IBT”) under a National Labor Relations Board election. As of June 30, 2026, the represented class includes more than 700 associates, which includes maintenance technicians, among other related associates, under representation by IBT, Local 135.
The Company and IBT, Local 135 have not yet reached agreement on the related collective bargaining agreement. As a result, the Company cannot reasonably estimate the impact, if any, that the outcome of these negotiations may have on its condensed consolidated financial statements.
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
Revenues associated with regional jet services are generally derived from (i) a fixed fee per departure, flight hour, and/or block hour of time incurred and a fixed rate for available-to-schedule aircraft, payable on a monthly basis; and (ii) a premium amount, which is earned monthly or quarterly by maintaining minimum aircraft utilization levels and exemplary operating results. To the extent that minimum targets are not achieved, we could be subject to financial penalties. These fixed-fee rates are contractually subject to periodic economic adjustment. We also receive reimbursement from our Partner Airlines for direct expenses incurred, such as qualifying maintenance activities, property taxes, and miscellaneous operating expenses. The Company refers to Partner reimbursements as “pass-through charges.” Certain charges such as fuel, landing fees, and certain ownership costs are generally paid directly by the Partner Airlines, although the charges were incurred by the Company in ongoing operations. The Company refers to these charges as “Partner direct charges.” Pass-through charges are primarily recorded to revenues and the corresponding operating expense on a gross basis. Pass-through charges recorded on a net basis are not material.
Amounts recognized as regional jet services revenues are measured at the contractual amount we expect we will be entitled to in exchange for the promised services. We allocate the transaction price as flights are completed with variable consideration that relates specifically to our efforts in delivering each flight recognized in the period in which the individual flight is completed and measured on a monthly basis. We record an estimate for incentive revenue based on our expected performance at the end of each period. These estimates are derived under accounting guidance related to variable consideration constraints and based on amounts expected to be collected. We have concluded that allocating the variability directly to the individual flights results in an overall allocation meeting the objectives in FASB ASC 606, Revenue Recognition. This results in a pattern of revenue recognition that generally follows the variable amounts billed from us to our Partner Airlines.
Operating Expenses
A brief description of the items included in our operating expenses line items are as follows:
Wages and Benefits
This expense includes salaries and wages earned by our pilots, flight attendants, dispatchers, and other associates, as well as expenses associated with various employee benefit plans, stock-based compensation, employee incentives, and payroll taxes. These expenses fluctuate primarily based on our level of operations, changes in wage rates for our associates, and changes in costs of our benefit plans.
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

Executive separation and Merger-related items primarily consist of non‑recurring transaction and integration‑related costs incurred in connection with the Merger. These costs include legal, audit, and advisory fees supporting Merger due diligence, securities registration and SEC filings, Merger planning, and integration activities. Integration costs include the elimination of duplicate overheads and abandonment of certain operating agreements, including fleet-specific training and facilities. The Company has additionally incurred integration costs related to aircraft maintenance bridging and standardization of crew training. The Company separately classifies these items as they are not expected to be incurred on a recurring basis and does not anticipate incurring costs of this nature following the completion of Merger‑related integration activities.
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
Other Expense, net
Other expense, net is comprised of interest expense on secured and unsecured debt and finance lease obligations, realized and unrealized gains and losses on fair value adjustments to marketable securities and non-current investments, warrants, and put options held with EVE Holdings, Inc. (“EVE”), and our minority interest in Cape Air and our proportionate share of income or losses of Cape Air. Additionally, we have a strategic partnership with EVE for the development of electric vertical takeoff and landing (“eVTOL”) aircraft.

Results of Operations
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
The following table sets forth information regarding our operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenues	$571.1	$405.6	$165.5	40.8%
Operating expenses:
Wages and benefits	241.4	184.6	56.8	30.8
Aircraft and engine rent	2.1	—	2.1	NM
Maintenance and repair	134.3	74.1	60.2	81.2
Depreciation and amortization	35.2	30.9	4.3	13.9
Executive separation and Merger-related items	13.6	2.4	11.2	NM
Other operating expense	85.8	59.2	26.6	44.9
Total operating expenses	512.4	351.2	161.2	45.9
Operating income	58.7	54.4	4.3	7.9
Total other expense	(15.3)	(3.7)	(11.6)	NM
Income before income taxes	43.4	50.7	(7.3)	(14.4)
Income tax expense	12.2	13.3	(1.1)	(8.3)
Net income	$31.2	$37.4	$(6.2)	(16.6)%

Net income % (1)	5.5%	9.2%	NM	(3.7)	pts
Adjusted EBITDA (2)	$107.5	$87.7	19.8	22.6%
Adjusted EBITDA % (2)	18.8%	21.6%	NM	(2.8)	pts
Adjusted EBITDAR (2)	$109.6	$87.7	21.9	25.0%
Adjusted EBITDAR % (2)	19.2%	21.6%	NM	(2.4)	pts
(1)Net income % is net income expressed as a percentage of revenues.
(2)Adjusted EBITDA represents net income before executive separation and Merger-related items, interest expense, investment income and other, net, income taxes, and depreciation and amortization expense. Adjusted EBITDAR represents net income before executive separation and Merger-related items, interest expense, investment income and other, net, income taxes, depreciation and amortization expense, and aircraft and engine rent expense. Adjusted EBITDA % and Adjusted EBITDAR % are non-GAAP measures that represent Adjusted EBITDA and Adjusted EBITDAR, respectively, expressed as a percentage of revenues. Republic’s management uses these metrics, and it believes these metrics are also useful to investors to understand Republic’s financial performance. Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % are included as supplemental disclosure because Republic’s management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in Republic’s industry. Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters Republic considers not to be indicative of its ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect Republic’s cash expenditures for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, Republic’s working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on its debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements; and (vi) other companies in Republic’s industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than Republic does, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft and engine rent, which is a normal, recurring cash operating expense that is necessary to operate Republic’s business. For the foregoing reasons, each of Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % has significant limitations which affect its use as an indicator of Republic’s profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net income	$31.2	$37.4
Plus:
Depreciation and amortization	35.2	30.9
Executive separation and Merger-related items	13.6	2.4
Interest expense	16.8	14.8
Investment income and other, net	(1.5)	(11.1)
Income tax expense	12.2	13.3
Adjusted EBITDA	107.5	87.7
Plus:
Aircraft and engine rent expense	2.1	—
Adjusted EBITDAR	$109.6	$87.7
The following table summarizes certain operating data that we believe are useful indicators of our operating performance for the three months ended June 30, 2026 and 2025. We believe block hours, departures, and average daily utilization of each aircraft are our primary measures in evaluating aircraft production, incurrences of revenues and operating expenses, and efficiency of our airline operations.

	Three Months Ended
Operating Highlights	June 30, 2026	June 30, 2025	% Variance
Aircraft under operation for the Partner Airlines at period end(1)(2)	275	212	29.7%
Block hours (3)	226,815	166,868	35.9%
Departures	119,570	90,193	32.6%
Average daily utilization of each aircraft (hours) (4)	10.0	9.6	4.2%
Completion factor (5)	98.21%	97.35%	0.86	pts
Controllable completion factor (6)	99.99	99.99	—	pts
(1)Excludes eight and two spare aircraft as of June 30, 2026 and 2025, respectively.
(2)Excludes 31 aircraft that have been leased under customary leasing arrangements to American Airlines as of June 30, 2026 and 2025.
(3)Reflects hours of aircraft movement from gate to gate (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.
(4)Reflects average daily utilization in block hours (aircraft movement from gate to gate, including taxi time) for the greater of actual in-service aircraft or minimum contracted scheduled aircraft, if applicable.
(5)“Completion factor” means the percentage of scheduled flights that are completed.
(6)“Controllable completion factor” means the percentage of completed scheduled flights over which we had control, excluding cancelled flights due to uncontrollable factors such as weather, air traffic control, and partner requested cancellations.

Revenues
Revenues increased $165.5 million, or 40.8%, to $571.1 million for the three months ended June 30, 2026 compared to $405.6 million for the three months ended June 30, 2025, due to 35.9% increase in block hour production and a 32.6% increase in departures due to increased daily utilization and contribution of additional flying under the new CPA with United Airlines as a result of the Merger, beginning November 25, 2025.
Operating expenses
Wages and benefits expense increased $56.8 million, or 30.8%, to $241.4 million for the three months ended June 30, 2026 from $184.6 million for the three months ended June 30, 2025. The increase was primarily attributable to a $51.2 million increase in salaries and wages due largely to the 35.9% increase in block hour production coupled with a $5.6 million increase in employee benefits expense due to an increase in associate headcount from the Merger.

Maintenance and repair expense increased $60.2 million, or 81.2%, to $134.3 million for the three months ended June 30, 2026 from $74.1 million for the three months ended June 30, 2025. The increase was primarily due to the increase of the operating fleet by 60 aircraft related to the Merger, increasing shop level maintenance expenses by $48.9 million, reimbursable as pass-through revenues, as well as a $10.4 million increase due to the increase in block hour production.
Depreciation and amortization expense increased $4.3 million, or 13.9%, to $35.2 million for the three months ended June 30, 2026 from $30.9 million for the three months ended June 30, 2025. The increase was due to the addition of 9 new E175 aircraft, excluding the 60 E175 aircraft owned by United Airlines related to the Merger delivered since June 30, 2025.
Executive separation and Merger-related items increased $11.2 million to $13.6 million for the three months ended June 30, 2026 from $2.4 million for the three months ended June 30, 2025, due to $7.0 million of cash severance and share-based compensation expense recognized in connection with Mr. Grizzle’s separation and transition to non-executive Chairman. In addition, the Company incurred additional integration related costs.
Other operating expense increased $26.6 million, or 44.9%, to $85.8 million for the three months ended June 30, 2026 from $59.2 million for the three months ended June 30, 2025, primarily due to a $15.2 million increase in expenses relating to increasing the operational fleet from the Merger. Additionally, other operating expense increased $11.4 million, due to increases in crew travel expense caused by increased flying, as well as increases in professional fees and other miscellaneous expenses.
Other expense, net
Other expense, net increased $11.6 million to $15.3 million for the three months ended June 30, 2026 from $3.7 million for the three months ended June 30, 2025. The table below presents the (increase) decrease related to the changes in other expense, net:

(in millions)
Additional income from marketable securities	$0.2
Additional interest expense	(2.0)
Reduction in income from EVE investments	(8.1)
Other, net	(1.7)
Total	$(11.6)
Income tax expense
We recorded income tax expense of $12.2 million for the three months ended June 30, 2026, compared to income tax expense of $13.3 million for the three months ended June 30, 2025 at an effective tax rate of 28.1% and 26.2%, respectively. Our effective tax rates differ from the federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
The following table sets forth information regarding our operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenues	$1,098.5	$800.4	$298.1	37.2%
Operating expenses:
Wages and benefits	472.6	359.0	113.6	31.6
Aircraft and engine rent	4.0	—	4.0	NM
Maintenance and repair	247.7	150.4	97.3	64.7
Depreciation and amortization	69.7	61.5	8.2	13.3
Executive separation and Merger-related items	23.1	6.8	16.3	NM
Other operating expense	168.5	115.4	53.1	46.0
Total operating expenses	985.6	693.1	292.5	42.2
Operating income	112.9	107.3	5.6	5.2
Total other expense	(31.9)	(20.0)	(11.9)	59.5
Income before income taxes	81.0	87.3	(6.3)	(7.2)
Income tax expense	22.9	22.8	0.1	0.4
Net income	$58.1	$64.5	$(6.4)	(9.9)%

Net income % (1)	5.3%	8.1%	NM	(2.8)	pts
Adjusted EBITDA (2)	$205.7	$175.6	30.1	17.1%
Adjusted EBITDA % (2)	18.7%	21.9%	NM	(3.2)	pts
Adjusted EBITDAR (2)	$209.7	$175.6	34.1	19.4%
Adjusted EBITDAR % (2)	19.1%	21.9%	NM	(2.8)	pts
(1)Net income % is net income expressed as a percentage of revenues.
(2)Adjusted EBITDA represents net income before executive separation and Merger-related items, interest expense, investment income and other, net, income taxes, and depreciation and amortization expense. Adjusted EBITDAR represents net income before executive separation and Merger-related items, interest expense, investment income and other, net, income taxes, depreciation and amortization expense, and aircraft and engine rent expense. Adjusted EBITDA % and Adjusted EBITDAR % are non-GAAP measures that represent Adjusted EBITDA and Adjusted EBITDAR, respectively, expressed as a percentage of revenues. Republic’s management uses these metrics, and it believes these metrics are also useful to investors to understand Republic’s financial performance. Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % are included as supplemental disclosure because Republic’s management believes that they are well recognized valuation metrics in the airline industry that are frequently used by companies, investors, securities analysts, and other interested parties in comparing companies in Republic’s industry. Adjusted EBITDA and Adjusted EBITDAR have limitations as analytical tools. Some of the limitations applicable to these measures include: (i) Adjusted EBITDA and Adjusted EBITDAR do not reflect the impact of certain cash charges resulting from matters Republic considers not to be indicative of its ongoing operations; (ii) Adjusted EBITDA and Adjusted EBITDAR do not reflect Republic’s cash expenditures for capital expenditures or contractual commitments; (iii) Adjusted EBITDA and Adjusted EBITDAR do not reflect changes in, or cash requirements for, Republic’s working capital needs; (iv) Adjusted EBITDA and Adjusted EBITDAR do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on its debts; (v) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA and Adjusted EBITDAR do not reflect any cash requirements for such replacements; and (vi) other companies in Republic’s industry may calculate Adjusted EBITDA and Adjusted EBITDAR differently than Republic does, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. In addition, Adjusted EBITDAR should not be viewed as a measure of overall performance because it excludes aircraft and engine rent, which is a normal, recurring cash operating expense that is necessary to operate Republic’s business. For the foregoing reasons, each of Adjusted EBITDA, Adjusted EBITDA %, Adjusted EBITDAR, and Adjusted EBITDAR % has significant limitations which affect its use as an indicator of Republic’s profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the periods presented below:

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net income	$58.1	$64.5
Plus:
Depreciation and amortization	69.7	61.5
Executive separation and Merger-related items	23.1	6.8
Interest expense	33.6	29.1
Investment (income) loss and other, net	(1.7)	(9.1)
Income tax expense	22.9	22.8
Adjusted EBITDA	205.7	175.6
Plus:
Aircraft and engine rent expense	4.0	—
Adjusted EBITDAR	$209.7	$175.6
The following table summarizes certain operating data that we believe are useful indicators of our operating performance for the six months ended June 30, 2026 and 2025. We believe block hours, departures, and average daily utilization of each aircraft are our primary measures in evaluating aircraft production, incurrences of revenues and operating expenses, and efficiency of our airline operations.

	Six Months Ended
Operating Highlights	June 30, 2026	June 30, 2025	% Variance
Aircraft under operation for the Partner Airlines at period end(1)(2)	275	212	29.7%
Block hours (3)	439,293	329,835	33.2%
Departures	226,431	176,100	28.6%
Average daily utilization of each aircraft (hours) (4)	9.8	9.6	2.1%
Completion factor (5)	96.11%	97.22%	(1.11)	pts
Controllable completion factor (6)	99.98	99.99	(0.01)	pts
(1)Excludes eight and two spare aircraft as of June 30, 2026 and 2025.
(2)Excludes 31 aircraft that have been leased under customary leasing arrangements to American Airlines as of June 30, 2026 and 2025.
(3)Reflects hours of aircraft movement from gate to gate (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.
(4)Reflects average daily utilization in block hours (aircraft movement from gate to gate, including taxi time) for the greater of actual in-service aircraft or minimum contracted scheduled aircraft, if applicable.
(5)“Completion factor” means the percentage of scheduled flights that are completed.
(6)“Controllable completion factor” means the percentage of completed scheduled flights over which we had control, excluding cancelled flights due to uncontrollable factors such as weather, air traffic control, and partner requested cancellations.

Revenues
Revenues increased $298.1 million, or 37.2%, to $1,098.5 million for the six months ended June 30, 2026 compared to $800.4 million for the six months ended June 30, 2025, due to 33.2% increase in block hour production and a 28.6% increase in departures due to increased daily utilization and contribution of additional flying under the new CPA with United Airlines as a result of the Merger, beginning November 25, 2025.
Operating expenses
Wages and benefits expense increased $113.6 million, or 31.6%, to $472.6 million for the six months ended June 30, 2026 from $359.0 million for the six months ended June 30, 2025. The increase was primarily attributable to a $100.0 million increase in salaries and wages due largely to the 33.2% increase in block hour production coupled with a $13.6 million increase in employee benefits expense due to an increase in associate headcount from the Merger.

Maintenance and repair expense increased $97.3 million, or 64.7%, to $247.7 million for the six months ended June 30, 2026 from $150.4 million for the six months ended June 30, 2025. The increase was primarily due to the increase of the operating fleet by 60 aircraft related to the Merger, increasing shop level maintenance expenses by $83.1 million, reimbursable as pass-through revenues, as well as a $13.5 million increase due to the increase in block hour production.
Depreciation and amortization expense increased $8.2 million, or 13.3%, to $69.7 million for the six months ended June 30, 2026 from $61.5 million for the six months ended June 30, 2025. The increase was due to the addition of 9 new E175 aircraft, excluding the 60 E175 aircraft owned by United related to the Merger delivered since June 30, 2025.
Executive separation and Merger-related items increased $16.3 million to $23.1 million for the six months ended June 30, 2026 from $6.8 million for the six months ended June 30, 2025, due to $7.0 million of cash severance and share-based compensation expense recognized in connection with Mr. Grizzle’s separation and transition to non-executive Chairman. In addition, the Company incurred additional integration related costs.
Other operating expense increased $53.1 million, or 46.0%, to $168.5 million for the six months ended June 30, 2026 from $115.4 million for the six months ended June 30, 2025, primarily due to a $29.1 million increase in expenses relating to increasing the operational fleet from the Merger. Additionally, other operating expense increased $24.0 million due to an $8.1 million increase in crew hotel and other travel expense caused by increased flying, as well as increases in professional fees and other miscellaneous expenses.
Other expense, net
Other expense, net increased $11.9 million, or 59.5%, to $31.9 million for the six months ended June 30, 2026 from $20.0 million for the six months ended June 30, 2025. The table below presents the (increase) decrease related to the changes in other expense, net:

(in millions)
Reduction in income from marketable securities	$(0.6)
Additional interest expense	(4.5)
Reduction in income from EVE investments	(6.8)
Total	$(11.9)
Income tax expense
We recorded income tax expense of $22.9 million for the six months ended June 30, 2026, compared to income tax expense of $22.8 million for the six months ended June 30, 2025 at an effective tax rate of 28.3% and 26.1%, respectively. Our effective tax rates differ from the federal statutory rate of 21.0% primarily due to state income taxes and certain non-deductible expenses.
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

As of June 30, 2026, we had working capital of $14.7 million. The airline industry is highly capital intensive due to the nature and financing methods for its fleet assets used to generate operating cash flows. If we fail to generate sufficient funds from operations to repay such obligations, we may need to raise capital through the issuance of equity or obtain or refinance borrowings to meet our existing obligations. There can be no assurance that such equity transactions or borrowings will be available or, if available, will be at terms, rates, or prices acceptable to us.
The following table summarizes our total cash and marketable securities positions as of June 30, 2026 and December 31, 2025 as well as our operating, investing, and financing cash flow activities for the six months ended June 30, 2026 and 2025:

(in millions)	June 30, 2026	December 31, 2025	$ Variance	% Variance
Cash, cash equivalents, and restricted cash	$137.9	$157.7	$(19.8)	(12.6)%
Marketable securities	161.9	162.2	(0.3)	(0.2)
Total	$299.8	$319.9	$(20.1)	(6.3)%

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	$ Variance	% Variance
Net cash provided by operating activities	$107.1	$142.0	$(34.9)	(24.6)%
Net cash used in investing activities	(90.2)	(199.8)	109.6	(54.9)
Net cash (used in) provided by financing activities	(36.7)	42.7	(79.4)	NM
During the six months ended June 30, 2026, total cash, cash equivalents, restricted cash, and marketable securities positions decreased $20.1 million, or 6.3%, to $299.8 million as of June 30, 2026 from $319.9 million as of December 31, 2025.
Net cash provided by operating activities decreased $34.9 million, or 24.6%, to $107.1 million during the six months ended June 30, 2026 from $142.0 million during the six months ended June 30, 2025. The decrease was attributable to the decrease in working capital accounts from the timing of collection of receivables and settlement of liabilities when compared to the six months ended June 30, 2025.
Net cash used in investing activities decreased $109.6 million, or 54.9% to $90.2 million net cash used during the six months ended June 30, 2026 from $199.8 million net cash used during the six months ended June 30, 2025. We acquired four E175 regional aircraft and made capital investments in the Company's aviation campus and corporate headquarters in Carmel, Indiana (the “Aviation Campus”) during the six months ended June 30, 2026, compared to the acquisition of five E175 regional aircraft and six training aircraft during the six months ended June 30, 2025, which increased overall capital expenditures by $73.1 million. Additionally, we purchased $77.3 million and redeemed $80.0 million in marketable securities and investments during the six months ended June 30, 2026, compared to purchases of $94.2 million and redemptions of $92.5 million in marketable securities and investments during the six months ended June 30, 2025. Lastly, we received proceeds from tariff refunds of $20.1 million during the six months ended June 30, 2026.
Net cash provided by (used in) financing activities changed $79.4 million to $36.7 million net cash used for the six months ended June 30, 2026 compared to $42.7 million net cash provided for the six months ended June 30, 2025. During the six months ended June 30, 2026, we obtained secured borrowings resulting in cash inflows of $64.4 million, compared to obtaining secured borrowings resulting in cash inflows of $164.3 million during the six months ended June 30, 2025.
Our credit agreements require that we comply with customary affirmative and negative covenants. We are in compliance with all of our financial covenants as of June 30, 2026 and December 31, 2025.
Letters of Credit
As we enter new markets, increase leased real estate, or add leased aircraft, we are often required to provide airport authorities and lessors with letters of credit. We also provide letters of credit for our workers’ compensation insurance, construction activities, and student loans. As of June 30, 2026 and December 31, 2025, we had cash collateralized letters of credit totaling $20.0 million and $22.8 million, respectively. Cash collateralized against our letters of credit is recorded to restricted cash on our condensed consolidated balance sheets.
Aircraft and Other Leases
Our lease obligations consist of aircraft, spare engines, flight training equipment, terminal space, operating facilities, and corporate real estate, which expire through 2038. For operating leases with terms greater than 12 months, we record an operating lease liability and the related right-of-use asset at the present value of remaining lease payments at the lease commencement date, taking into consideration rental escalation provisions, when applicable. Lease obligations expected to be paid within 12 months represent current maturities and are classified within the current portion of operating lease liabilities to our condensed consolidated balance sheets. Lease obligations with expected repayment extending beyond 12 months are recorded to operating lease liabilities—less current portion to our condensed consolidated balance sheets in our accompanying condensed consolidated financial statements. We record our finance lease assets, current liability, and noncurrent liability to property and equipment, net, current portion of long-term debt and finance leases, and long-term debt and finance leases—less current portion, respectively. Amortization of the finance lease asset is recorded to depreciation and amortization expense. The interest component of the lease payment is recorded to interest expense. With the exception of our CPAs and some operating facilities, we do not separate lease and non-lease contractual components. Provisions for residual value guarantees are not material. See Note 7, Leases, in the notes to the unaudited condensed consolidated financial statements.
Components of operating and finance lease costs for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$6.4	$5.2	$12.8	$10.5
Finance lease cost (1)	2.3	3.0	4.7	6.0
Variable and short-term lease cost	1.9	0.8	6.4	1.6
Total lease cost	$10.6	$9.0	$23.9	$18.1
(1)Finance lease costs include depreciation and amortization costs and interest costs recorded during the three and six months ended June 30, 2026 and 2025 in the condensed consolidated statements of operations.
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
The following table sets forth our future contractual obligations as of June 30, 2026:

(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Current and long-term debt and finance lease obligations	$1,069.6	$188.0	$302.7	$235.5	$343.4
Interest on debt and finance lease obligations (1)	264.1	59.6	92.5	57.2	54.8
Operating lease obligations	165.2	25.6	46.9	43.3	49.4
Aircraft and other purchase obligations	819.2	32.1	382.4	404.7	—
Total	$2,318.1	$305.3	$824.5	$740.7	$447.6
(1)Interest calculated for fixed rate debt and estimated for variable rate debt based on current interest rates as of June 30, 2026. Approximately 84% of Republic’s debt is fixed rate debt.

We have an order for 26 Embraer E175 regional jets with expected deliveries beginning in 2028 through 2030.
In each of the six months ended June 30, 2026 and 2025, the Company completed certain milestones in the construction of the Aviation Campus. The Aviation Campus houses a training center that, once fully integrated with pre-Merger Mesa Airlines operations, will be used to perform substantially all of the Company’s training activities for pilots, flight attendants, maintenance technicians, and dispatchers and houses eight full motion simulators along with flat panel simulators, cabin trainers, and classrooms. Additionally, the Aviation Campus includes overnight accommodations used exclusively by the Company’s associates in training, our corporate headquarters, and a parking garage. Additionally, the Company began construction on additional overnight accommodations, which is expected to be completed in 2026. The interest costs associated with the Aviation Campus, which are not significant during the periods presented, are capitalized as a portion of the overall historical cost and depreciated over the estimated useful life of the asset.
We have long-term agreements relating to our maintenance costs associated with engines, auxiliary power units (“APU”), avionics, and other aircraft equipment. The following agreements comprise our long-term maintenance agreements for various airframe and engine components as of June 30, 2026:

Maintenance Agreement	Termination
APUs	December 2034
Avionics	December 2029
Engines	December 2037
Wheels and Brakes	September 2030
Certain fixed agreements include a guaranteed minimum payment amount based on flight hours, departures, or other measures. Aggregate payments under long-term maintenance agreements were $90.4 million and $74.4 million for the six months ended June 30, 2026 and 2025, respectively.
Off-Balance Sheet Arrangements
We have guaranteed certain obligations of LIFT Academy and certain third parties related to LIFT Academy. Expected losses from guaranteed obligations are derived from total commitments outstanding to third parties coupled with the probability of repayment. Total guaranteed obligations as of June 30, 2026 were $21.2 million. Losses expected to be incurred from guaranteed obligations were $7.0 million as of June 30, 2026.
Taxes
We recorded income tax expense of $12.2 million and $13.3 million, during the three months ended June 30, 2026 and 2025, respectively, at an effective tax rate of 28.1% and 26.2%, respectively. During the six months ended June 30, 2026 and 2025, we recorded income tax expense of $22.9 and $22.8 million, respectively, at an effective tax rate of 28.3% and 26.1%, respectively. We utilize Federal NOLs against our current period taxable income. Our Federal NOL deferred tax assets are largely generated from the accelerated tax depreciation on aircraft and other significant asset acquisitions. Based on our expected utilization and expiration of our NOL deferred tax assets as well as anticipated aircraft deliveries, we expect to become a cash tax-paying entity in 2028.
Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based upon our condensed consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (United States). The preparation of financial statements in conformity with those accounting principles requires us to make judgments and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Those judgments and estimates have a significant effect on the financial statements because they result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates. Our critical accounting estimates, which are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are frequently evaluated as our judgment and estimates are based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. During the first six months of fiscal year 2026, the Company made a $12.5 million adjustment to the carrying value of goodwill related to revisions of our provisional estimates of fair values assigned to the Mesa balance sheet at closing of the Merger on November 25, 2025, as further discussed in Note 3, Merger with Mesa Air Group, Inc. in the accompanying condensed consolidated financial statements.
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
Interest Rates
Our earnings and cash flows can be affected by changes in interest rates from interest expense on variable-rate debt instruments and interest income on marketable securities. The majority of our long-term debt portfolio is currently protected from this risk, as approximately 84% of our debt is at a fixed rate. The effect to interest expense from increased market interest rates is expected to be offset by interest income available to us on our marketable securities, therefore having a minimal impact to our results of operations.
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
As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our CPAs. Wages and benefits expenses represented 48.0% of our total operating expenses for the six months ended June 30, 2026. For illustrative purposes, a hypothetical increase of 25% of our wages and benefits during the six months ended June 30, 2026, would have increased our operating expenses by approximately $118 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms and is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, concluded that, as of June 30, 2026, those controls and procedures were effective at the reasonable assurance level. Any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1. Legal Proceedings
Republic is involved in various legal actions in the ordinary course of business. Contingent losses expected to arise because of pending legal matters, which could include expected future settlements, judgments, and legal fees, are recorded when probable and estimable. Republic’s management believes the ultimate outcome of any pending legal matters will not have a material adverse effect on Republic’s condensed consolidated financial statements as a whole.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases by the Company, during the three months ended June 30, 2026, to satisfy income tax withholdings in connection with the vesting of restricted stock for certain executive officers of the Company. Any future determination to enter into a share repurchase program will be at the discretion of the Board of Directors, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	—
May 1, 2026 - May 31, 2026	43,116	20.35	—	—
June 1, 2026 - June 30, 2026	80,976	18.25	—	—
Total	124,092		—	—
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Plan Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits
References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date Filed	Number	Filed Herewith

2.1	Merger Agreement, dated April 4, 2025, between Mesa Air Group, Inc. and Republic Airways Holdings, Inc.	8-K	April 8, 2025	2.1
3.1	Delaware Certificate of Incorporation, as filed with the Secretary of State of Delaware, effective November 25, 2025 (annexed to Certificate of Merger)	8-K/A	December 18, 2025	3.1
3.2	Bylaws of Republic Airways Holdings Inc.	8-K	December 1, 2025	3.5
10.1#	Form of Restricted Stock Unit Grant Notice and Agreement under the Republic Airways Holdings Inc. 2025 Equity Incentive Plan (directors)	10-Q	May 1, 2026	10.1
10.2#	Form of Restricted Stock Unit Grant Notice and Agreement under the Republic Airways Holdings Inc. 2025 Equity Incentive Plan	8-K	June 17, 2026	10.1
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

#	Management contract or compensatory plan.

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

Republic Airways Holdings Inc.

Date: July 31, 2026	By:	/s/ Joseph P. Allman
Joseph P. Allman
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)